Form 10-Q
period 2001-09-30
AVALON CABLE HOLDINGS FINANCE INC; AVALON CABLE LLC
filed 2001-11-13
CIK 1082699, 1082692

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2001.

                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        Securities Exchange Act of 1934

                For the Transition Period From ______ to ______.

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V Holdings, LLC*
                     (formerly known as Avalon Cable LLC)
                         CC V Holdings Finance, Inc.*
             (formerly known as Avalon Cable Holdings Finance, Inc.)
                  _____________________________________________

           (Exact names of registrants as specified in their charters)


                      Delaware                             13-4029965
                      Delaware                             13-4029969
                      ________                             __________
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification No.)

              12405 Powerscourt Drive
                St. Louis, Missouri                          63131
                ___________________                          _____
      (Address of principal executive offices)             (Zip Code)

                                 (314) 965-0555
                    ________________________________________

              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No __

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

    All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held by Charter Communications Holdings, LLC, a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

*CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
Part I.  Financial Information

     Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries.                                        3

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.            10

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K.                                                                 13

  Signatures.                                                                                                  14


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those acts. The Company's actual results could differ materially from those discussed herein, and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC.

         Important factors that could cause actual results to differ materially from the forward-looking statements contained herein include, but are not limited to, the following:

         - general economic and business conditions, both nationally and in the regions where the Company operates;

         - anticipated capital expenditures for planned upgrades and the ability to fund these expenditures;

         -        technology changes;

         - the Company's ability to effectively compete in a highly competitive environment;

         -        changes in business strategy or development plans;

         - beliefs regarding the effects of governmental regulation on the Company's business;

         -        the ability to attract and retain qualified personnel; and

         -        liability and other claims asserted against the Company.

         Readers are urged to review and consider carefully the various disclosures made by the Company in this Report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity. Accordingly, management has determined that such financial statements are not material.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                                                 ------------------  -----------------
                                                                              (UNAUDITED)
                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $       --          $   11,232
    Accounts receivable, less allowance for doubtful
      accounts of $1,702 and $1,948, respectively                         8,673              12,464
    Receivable from manager - related party                              29,229                  --
    Prepaid expenses and other                                            1,280               1,021
                                                                     ----------          ----------

             Total current assets                                        39,182              24,717
                                                                     ----------          ----------

INVESTMENT IN CABLE PROPERTIES:
    Property, plant and equipment, net of accumulated
      depreciation of $185,382 and $140,234, respectively               721,739             712,186
    Franchises, net of accumulated amortization of $362,945
      and $245,434, respectively                                      3,144,126           3,812,341
                                                                     ----------          ----------

                                                                      3,865,865           4,524,527
                                                                     ----------          ----------

OTHER ASSETS                                                              8,615               4,358
                                                                     ----------          ----------

                                                                     $3,913,662          $4,553,602
                                                                     ==========          ==========

             LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            $  142,863          $  221,469
    Payable to manager - related party                                   27,000             896,277
                                                                     ----------          ----------

             Total current liabilities                                  169,863           1,117,746
                                                                     ----------          ----------

LONG-TERM DEBT                                                        1,145,788           1,058,224

OTHER LONG-TERM LIABILITIES                                              20,789              13,691

MINORITY INTEREST                                                       651,627             640,526

MEMBER'S EQUITY                                                       1,925,595           1,723,415
                                                                     ----------          ----------

                                                                     $3,913,662          $4,553,602
                                                                     ==========          ==========






  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         2001                2000
                                                       ---------           ---------
                                                                (UNAUDITED)
REVENUES                                               $ 135,184           $ 136,732
                                                       ---------           ---------


OPERATING EXPENSES:
    Operating, general and administrative                 69,733              69,850
    Depreciation and amortization                        111,084             106,540
    Corporate expense charges - related party              1,920               2,209
                                                       ---------           ---------

                                                         182,737             178,599
                                                       ---------           ---------

          Loss from operations                           (47,553)            (41,867)

OTHER INCOME (EXPENSE):
    Interest expense                                     (20,861)            (36,478)
    Interest income                                           --                 109
    Other, net                                           (12,804)               (326)
                                                       ---------           ---------

                                                         (33,665)            (36,695)
                                                       ---------           ---------

           Loss before minority interest                 (81,218)            (78,562)

  Minority interest                                       (3,237)             (3,173)
                                                       ---------           ---------

           Net loss                                    $ (84,455)          $ (81,735)
                                                       =========           =========





  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2001                2000
                                                                  ---------           ---------
                                                                           (UNAUDITED)
      REVENUES                                                    $ 384,276           $ 351,022
                                                                  ---------           ---------

      OPERATING EXPENSES:
          Operating, general and administrative                     201,699             184,462
          Depreciation and amortization                             341,202             277,012
          Corporate expense charges - related party                   5,831               5,703
                                                                  ---------           ---------

                                                                    548,732             467,177
                                                                  ---------           ---------

                Loss from operations                               (164,456)           (116,155)

      OTHER INCOME (EXPENSE):
          Interest expense                                          (70,141)            (90,639)
          Interest income                                                --                 133
          Other, net                                                (12,701)               (301)
                                                                  ---------           ---------

                                                                    (82,842)            (90,807)
                                                                  ---------           ---------

                 Loss before minority interest                     (247,298)           (206,962)

        Minority interest                                            (9,592)             (7,864)
                                                                  ---------           ---------

                 Net loss                                         $(256,890)          $(214,826)
                                                                  =========           =========








  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2001                  2000
                                                                                  -----------           -----------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (256,890)          $  (214,826)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
           Depreciation and amortization                                              341,202               277,012
           Minority interest                                                            9,592                 7,864
           Noncash interest expense                                                    11,321                10,010
           Loss on derivative instruments and hedging activities                       11,664                    --
    Changes in assets and liabilities, net of effects from acquisitions and dispositions:

           Accounts receivable                                                          2,497                (8,890)
           Prepaid expenses and other                                                  (9,369)               (1,458)
           Accounts payable and accrued expenses                                      (46,646)               88,755
           Payables to/from manager - related party                                   (11,711)               18,095
    Other operating activities                                                         (4,566)                   --
                                                                                  -----------           -----------

               Net cash from operating activities                                      47,094               176,562
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment                                     (249,529)             (207,356)
       Payments for acquisitions, net of cash acquired                                     --               (13,196)
       Other investing activities                                                      (1,593)                 (457)
                                                                                  -----------           -----------

                  Net cash from investing activities                                 (251,122)             (221,009)
                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt                                                 1,098,000               265,000
       Repayments of long-term debt                                                (1,021,000)             (203,900)
       Borrowings from related party                                                   27,000               369,684
       Repayments of bonds                                                               (202)             (370,605)
       Payments for debt issuance costs                                                (4,246)                   --
       Distributions to manager - related party                                       (16,159)               (7,815)
       Contributions from manager - related party                                     109,403                    --
                                                                                  -----------           -----------

                 Net cash from financing activities                                   192,796                52,364
                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (11,232)                7,917

CASH AND CASH EQUIVALENTS, beginning of period                                         11,232                 6,806
                                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                          $        --           $    14,723
                                                                                  ===========           ===========

CASH PAID FOR INTEREST                                                            $    53,064           $    52,496
                                                                                  ===========           ===========

NON-CASH TRANSACTIONS:
   Transfer of cable systems to other Charter Holdings subsidiaries               $   578,448           $        --
                                                                                  ===========           ===========

   Forgiveness of intercompany liabilities by parent company recorded as
      equity contribution                                                         $   394,801           $   161,772
                                                                                  ===========           ===========







  The accompanying notes are an integral part of these consolidated financial statements.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

1.       ORGANIZATION

         On November 15, 1999, Charter Communications Holding Company, LLC (Charter Holdco), a direct subsidiary of Charter Communications, Inc. (Charter), acquired all of the equity interests of Avalon Cable, LLC (now known as CC V Holdings or the Company) and Avalon Cable Holdings Finance, Inc. Effective January 1, 2000, these acquired interests were transferred to Charter Communications Holdings, LLC (Charter Holdings), a wholly owned subsidiary of Charter Holdco.

         Effective in December 2000, Charter Holdings contributed all of its equity interests in CC VIII, LLC (Bresnan) to CC V Holdings, resulting in CC V Holdings becoming the parent company of Bresnan. The Company accounted for the contribution of Bresnan as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the accounts of CC V Holdings, its wholly owned subsidiaries, and the accounts of Bresnan since February 15, 2000 (the date Bresnan was acquired by Charter Holdco). CC V Holdings is a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Effective on January 2, 2001, the Company entered into certain cable system swap transactions with other subsidiaries of Charter Holdings. Such cable systems swaps were effected in order to increase operational efficiency by swapping systems into the subsidiaries which are physically located closest to them. The Company accounted for the systems transferred into the Company from other Charter Holdings subsidiaries as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, beginning on November 15, 1999, the date the Company was acquired by Charter Holdco, the consolidated financial statements of CC V Holdings include the accounts of four systems that were transferred into the Company from other Charter Holdings subsidiaries. Also, on January 2, 2001, the Company transferred five of its systems to other Charter Holdings subsidiaries as part of the swap transactions. The disposition of such systems by the Company was recorded as a noncash transaction with related parties in the nine months ended September 30, 2001. In connection with these transactions, Charter Holdings forgave Bresnan's intercompany liabilities which were recorded by the Company as an equity contribution.

         As of September 30, 2001, the Company owns and operates cable systems serving approximately 925,600 customers. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, Internet access through television-based service, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

         In October 2001, Charter's President and Chief Executive Officer was appointed to the Company's Board of Members to replace the former President and Chief Executive Officer who left the Company in September 2001.

2.       RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. Certain amounts included in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.       ACQUISITIONS

         In February 2000, Charter Holdings acquired certain cable systems for $13.0 million and contributed those assets to the Company, increasing equity by $13.0 million. The systems acquired served approximately 6,000 customers located in Minnesota. In September 2000, Bresnan acquired cable systems for a purchase price of $13.2 million. These systems acquired served approximately 7,100 customers located in Minnesota. These acquisitions were accounted for using the purchase method of accounting, and, accordingly, results of operations of the acquired systems have been included in the accompanying consolidated financial statements from the respective dates of acquisition. The purchase prices were allocated to assets acquired based on their fair values, including amounts assigned to property, plant and equipment totaling $4.7 million and franchises totaling $21.5 million. No liabilities were assumed in these acquisitions.

         In February 2000, Charter Holdco acquired the cable systems of Bresnan and immediately transferred its equity in these cable systems to Charter Holdings (the "Bresnan Acquisition"). In December 2000, Charter Holdings contributed all of its equity interests in Bresnan to CC V Holdings (the "Bresnan/Avalon Combination"), increasing equity by $1.4 billion (see Note 1). Charter Holdco acquired these cable systems for a purchase price of approximately $1.1 billion, net of cash acquired, excluding debt assumed of $963.0 million and equity issued by Charter Holdco and preferred equity issued by a subsidiary of Charter Holdings of $384.6 million and $629.5 million, respectively. Charter Holdco allocated the purchase price to assets acquired and liabilities assumed based on their relative fair values, including amounts assigned to property, plant and equipment of $345.9 million, other assets of $2.3 million, franchises of $2.8 billion, and liabilities assumed of $2.0 billion. In connection with the Bresnan/Avalon Combination, the company that issued the preferred equity became a subsidiary of the Company.

         Unaudited pro forma operating results as though the 2000 acquisitions discussed above and the dispositions of five cable systems to other Charter Holdings subsidiaries as discussed in Note 1, with adjustments to give effect to amortization of franchises, interest expense and certain other adjustments, are as follows:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
           Revenues..........................................    $ 395,197
           Loss from operations..............................     (136,870)
           Net loss..........................................     (242,923)

         The unaudited pro forma financial information is presented for comparative purposes and does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

4.       LONG-TERM DEBT

         In connection with the Bresnan/Avalon combination in January 2001, all amounts due under the Avalon credit facilities were repaid using borrowings from the Bresnan credit facilities and the Avalon credit facilities were terminated. In addition, the Bresnan credit facilities were amended and restated to, among other things, increase borrowing availability by $550.0 million.

         Long-term debt consists of the following:

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               2001                2000
                                                           -------------        ------------
           CCVIII Operating credit facility (Bresnan)       $1,002,000          $  712,400
           CCV Holdings senior discount notes (Avalon)         142,440             131,273
           Avalon credit facility                                   --             213,000
           Other                                                 1,348               1,551
                                                            ----------          ----------
                                                            $1,145,788          $1,058,224
                                                            ==========          ==========

5.       LITIGATION

         In connection with the Company's acquisition of Mercom, Inc. (Mercom), former Mercom shareholders holding approximately 731,894 Mercom common shares (approximately 15.3% of all outstanding Mercom common shares) gave notice of their election to exercise appraisal rights as provided by Delaware law. On July 2, 1999, former Mercom shareholders holding 535,501 shares of Mercom common stock filed a petition for appraisal of stock in the Delaware Chancery Court. With respect to 209,893 of the total number of shares for which the Company received notice, the notice provided to the Company was received from beneficial holders of Mercom shares who were not holders of record. The Company believes that the notice with respect to these shares did not comply with Delaware law and is ineffective.

         The Company cannot predict at this time the effect of the elections to exercise appraisal rights on the Company since the Company does not know the extent to which these former Mercom shareholders will continue to pursue appraisal rights under Delaware law or choose to abandon these efforts and seek to accept the consideration payable in the Mercom merger. If these former Mercom shareholders continue to pursue their appraisal rights, and if a Delaware court were to find that the fair value of the Mercom common shares, exclusive of any element of value arising from the acquisition of Mercom, exceeded $12.00 per share, the Company would have to pay the additional amount for each Mercom common share subject to the appraisal proceedings together with a fair rate of interest. The Company could be ordered by the Delaware court also to pay reasonable attorney's fees and the fees and expenses of experts for the shareholders. In addition, the Company would have to pay its own litigation costs. The Company has already provided for the consideration of $12.00 per Mercom common share due under the terms of the merger with Mercom with respect to these shares but has not provided for any additional amounts or costs. The Company can provide no assurance as to what a Delaware court would find in any appraisal proceeding or when this matter will be resolved. Accordingly, the Company cannot assure that the ultimate outcome would have no material adverse impact on the consolidated financial condition or results of operations of the Company.

6. NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $54.8 million and $172.4 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------
                                                                   2001                                 2000
                                                      ---------------------------           ---------------------------
                                                                           % OF                                  % OF
                                                       AMOUNT            REVENUES            AMOUNT            REVENUES
                                                      ---------          --------           ---------          --------
Revenues                                              $ 384,276            100.0%           $ 351,022            100.0 %
                                                      ---------            -----            ---------            -----

Operating expenses:
   Operating, general and administrative                201,699             52.5%             184,462             52.6 %
   Depreciation and amortization                        341,202             88.8%             277,012             78.9 %
   Corporate expense charges - related party              5,831              1.5%               5,703              1.6 %
                                                      ---------            -----            ---------            -----
                                                        548,732            142.8%             467,177            133.1 %
                                                      ---------            -----            ---------            -----

Loss from operations                                   (164,456)           (42.8%)           (116,155)           (33.1)%

Other income (expense):
   Interest expense                                     (70,141)           (18.3%)            (90,639)           (25.8)%
   Interest income                                           --              0.0%                 133              0.0 %
   Other, net                                           (12,701)            (3.3%)               (301)            (0.1)%
                                                      ---------            -----            ---------            -----
                                                        (82,842)           (21.6%)            (90,807)           (25.9)%
                                                      ---------            -----            ---------            -----

Loss before minority interest                          (247,298)           (64.4%)           (206,962)           (59.0)%

   Minority interest                                     (9,592)            (2.5%)             (7,864)            (2.2)%
                                                      ---------            -----            ---------            -----

Net loss                                              $(256,890)           (66.9%)          $(214,826)           (61.2)%
                                                      =========            =====            =========            =====

         Other financial data is as follows for the periods indicated (dollars in thousands, except Average Monthly Revenue per Basic Customer):

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------------
                                                                    2001                   2000
                                                                 -----------            -----------
Cash flows from operating activities                             $    47,094            $   176,562
Cash flows from investing activities                                (251,122)              (221,009)
Cash flows from financing activities                                 192,796                 52,364
EBITDA (a)                                                           154,453                152,692
Adjusted EBITDA (b)                                                  172,985                158,696
Homes passed (at period end) (c)                                   1,465,500              1,512,616
Basic customers (at period end) (d)                                  925,600                952,948
Basic penetration (at period end) (e)                                   63.2%                  63.0%
Average Monthly Revenue per Basic Customer (quarter)(f)          $     48.68            $     47.83

(a) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because all companies do not calculate EBITDA identically, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(b) Adjusted EBITDA means EBITDA before corporate expense charges and other income (expense). Adjusted EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. Adjusted EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because adjusted EBITDA is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by adjusted EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c) Homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area.

(d) Basic customers are customers who receive basic cable service.

(e) Basic penetration represents basic customers as a percentage of homes passed.

(f) Average monthly revenue per basic customer represents revenues divided by the number of months in the period divided by the number of basic customers at period end.

COMPARISON OF RESULTS

         As a result of the Bresnan/Avalon combination, the Company's financial statements were restated beginning on February 15, 2000, the date of Charter Holdco's acquisition of Bresnan. In addition, on January 2, 2001, the Company transferred five of its cable systems to other Charter Holdings subsidiaries in the cable system swap transactions discussed in Note 1 to the interim unaudited financial statements. Therefore, the financial results for the periods presented above are not comparable as the nine months ended September 30, 2000 only include Bresnan results for approximately seven and a half months, beginning February 15, 2000 and the nine months ended September 30, 2001 do not include the results of the five cable systems transferred to other Charter Holdings subsidiaries.

         Revenues. Revenues increased $33.3 million, or 9.5%, to $384.3 million for the nine months ended September 30, 2001, from $351.0 million for the nine months ended September 30, 2000. Approximately $18.3 million of the increase was due to nine full months of Bresnan revenues during the nine months ended September 30, 2001 as compared with seven and a half months of Bresnan revenues during the nine months ended September 30, 2000. In addition, increases in digital and cable modem revenues of $25.4 million resulted from increased marketing efforts and strong demand for these services. Advertising revenues increased $8.4 million primarily due to internal growth. As a result of our rebuild efforts, we experienced increased capacity due to expanded channel line-ups. In addition, the level of advertising purchased by programmers to promote their channels added as part of our expansion of channel line-ups, increased during 2001 compared to the corresponding period in 2000. Other revenues in the aggregate increased by $26.7 million due to a general increase in other services. These increases were offset partially by a decrease of approximately $45.5 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

         Operating, general and administrative expenses. Operating, general and administrative expenses increased $17.2 million, or 9.3%, to $201.7 million for the nine months ended September 30, 2001, from $184.5 million for the nine months ended September 30, 2000. An increase of $7.7 million was primarily due to internal growth and increases in digital and cable modem customers, continued inflationary increases in license fees paid for programming, and an increased number of channels provided to customers. In addition, an increase of $9.2 million was due to nine full months of Bresnan operating, general and administrative expenses during the nine months ended September 30, 2001 as compared with seven and a half months of Bresnan operating, general and administrative expenses during the nine months ended September 30, 2000. Other expenses in the aggregate increased by $25.6 million due to a general increase in other services. These increases were partially offset by a decrease of approximately $25.3 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

         Depreciation and amortization expense. Depreciation and amortization expense increased $64.2 million, or 23.2%, to $341.2 million for the nine months ended September 30, 2001, from $277.0 million for the nine months ended September 30, 2000. An increase of approximately $89.0 million was the result of capital expenditures for upgrade and rebuild activities during the last quarter of 2000 and throughout 2001. In addition, an increase of $14.0 million was due to nine full months of Bresnan depreciation and amortization during the nine months ended September 30, 2001 as compared with seven and a half months of Bresnan depreciation and amortization during the nine months ended September 30, 2000. These increases were partially offset by a decrease of $38.8 million due to the transfer of five cable systems to other Charter Holdings subsidiaries on January 2, 2001.

         Corporate expense charges - related party. These charges for the nine months ended September 30, 2001 and 2000, represent costs incurred by Charter Investment, Inc. and Charter Communications, Inc. on our behalf.

         Other expense. Other expense increased by $12.4 million, from $0.3 million for the nine months ended September 30, 2000 to $12.7 million for the nine months ended September 30, 2001. This increase was primarily due to a loss of $11.7 million on interest rate agreements as a result of SFAS No. 133 in the nine months ended September 30, 2001.

         Interest expense. Interest expense decreased by $20.5 million, or 22.6%, to $70.1 million for the nine months ended September 30, 2001, from $90.6 million for the nine months ended September 30, 2000. The decrease was primarily due to the elimination of interest-bearing intercompany payables as the result of the acquisition of Bresnan partially offset by an increase in the weighted average debt outstanding of $284.7 million, from $857.1 million during the nine months ended September 30, 2000 to $1.1 billion during the nine months ended September 30, 2001.

         Minority interest. Minority interest represents the accretion of the preferred membership units in an indirect subsidiary of Charter Holdings issued to certain Bresnan sellers. These membership units are exchangeable on a one-for-one basis for shares of Class A common stock of Charter Communications, Inc.

         Net loss. Net loss increased by $42.1 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 as a result of the combination of factors discussed above.

         NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Company on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Company will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Company will test these assets for impairment at least annually. Other than during any periods in which the Company may record a charge for impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $54.8 million and $172.4 million, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

         ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

         Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Company's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Company's physical facilities. Terrorism and the related events may have other adverse effects on the Company, in ways that cannot be presently predicted.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  On October 4, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerald Kent, President and Chief Executive Officer of Charter Communications, Inc., the Registrant's manager, and to announce long-term employment agreements at Charter Communications, Inc. for Kent D. Kalkwarf, Executive Vice
         President and Chief Financial Officer; and     David G. Barford,
         Executive Vice President and Chief Operating Officer.

                  On October 12, 2001, the Registrant filed a current report on Form 8-K to announce that the Board of Directors of Charter Communications, Inc. (Charter) selected Carl Vogel as Charter's new President and Chief Executive Officer effective immediately. Mr. Vogel also was named a member of Charter's Board of Directors and its Executive Committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       CC V HOLDINGS, LLC


Date: November 13, 2001                By:   CHARTER COMMUNICATIONS, INC.,
                                          --------------------------------
                                           its Manager

                                           By: /s/ Kent D. Kalkwarf
                                           Name: Kent D. Kalkwarf
                                           Title:   Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer) of
                                           Charter Communications, Inc.
                                           (Manager) And CC V Holdings, LLC


                                       CCV HOLDINGS FINANCE, INC.

Date: November 13, 2001                By:   /s/ Kent D. Kalkwarf
                                          --------------------------
                                           Name: Kent D. Kalkwarf
                                           Title:   Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer) of
                                           Charter Communications, Inc.
                                           (Manager) And CC V Holdings, LLC