Form 10-Q
period 2003-03-31
CC V HOLDINGS FINANCE INC; CC V HOLDINGS LLC
filed 2003-05-15
CIK 1082699, 1082692

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to _______.

                            Commission File Numbers:
                                    333-75415
                                  333-75415-03

                               CC V HOLDINGS, LLC*
                          CC V HOLDINGS FINANCE, INC.*
           (Exact names of registrants as specified in their charters)

                DELAWARE                                         13-4029965
                DELAWARE                                         13-4029969
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         12405 POWERSCOURT DRIVE
           ST. LOUIS, MISSOURI                                      63131
(Address of principal executive offices)                         (Zip Code)

                                 (314) 965-0555
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

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

================================================================================

                               CC V HOLDINGS, LLC
                           CC V HOLDINGS FINANCE, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
Part I.  Financial Information

         Item 1. Financial Statements - CC V Holdings, LLC and Subsidiaries                                    4
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        16
         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   32
         Item 4. Controls and Procedures                                                                      32

Part II. Other Information

         Item 1. Legal Proceedings                                                                            33
         Item 6. Exhibits and Reports on Form 8-K                                                             33

Signatures.                                                                                                   34

Certifications.                                                                                               35

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial, including, without limitation, the forward-looking statements set forth in the "Liquidity and Capital Resources" section under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

- our ability to sustain and grow revenues and cash flows from operating activities by offering video and data services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

- our ability to comply with all covenants in our credit facilities and indenture, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross default provisions;

- availability of funds to meet interest payment obligations under our debt and to fund our operations and necessary capital expenditures, either through cash from operations, further borrowings or other sources;

- any adverse consequences arising out of the recent restatement of our financial statements;

- the results of the pending grand jury investigation by the United States Attorney's Office for the Eastern District of Missouri, the pending SEC investigation and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

- the cost and availability of funding to refinance our existing debt as it becomes due;

-     our ability to achieve free cash flow;

-     our ability to obtain programming at reasonable prices;

- general business conditions, economic uncertainty or slowdown and potential international conflict;

- the impact of any armed conflict, including loss of customers in areas with large numbers of military personnel; and

-     the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2003                2002*
                                                                                    -----------        ------------
                                                                                    (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $   65,389          $   50,069
   Accounts receivable, less allowance for doubtful accounts of $1,629 and
     $1,949, respectively                                                                4,966               9,637
   Prepaid expenses and other current assets                                             1,292               1,549
                                                                                    ----------          ----------

           Total current assets                                                         71,647              61,255
                                                                                    ----------          ----------

INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated depreciation of
     $274,393 and $233,224, respectively                                               887,153             917,853
   Franchises, net of accumulated amortization of $468,888 and $468,320,
     respectively                                                                    2,125,725           2,126,293
                                                                                    ----------          ----------

           Total investment in cable properties, net                                 3,012,878           3,044,146
                                                                                    ----------          ----------

OTHER ASSETS                                                                             7,892               8,311
                                                                                    ----------          ----------

           Total assets                                                             $3,092,417          $3,113,712
                                                                                    ==========          ==========

                        LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  143,315          $  178,561
   Payables to manager of cable systems - related parties                               29,376              36,281
                                                                                    ----------          ----------

           Total current liabilities                                                   172,691             214,842
                                                                                    ----------          ----------

LONG-TERM DEBT                                                                       1,358,764           1,329,844

OTHER LONG-TERM LIABILITIES                                                            100,430              98,518

MINORITY INTEREST                                                                      671,255             667,961

MEMBER'S EQUITY                                                                        789,277             802,547
                                                                                    ----------          ----------

           Total liabilities and member's equity                                    $3,092,417          $3,113,712
                                                                                    ==========          ==========

* Agrees with the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                -------------------------
                                                                                   2003            2002
                                                                                ---------       ---------
                                                                                                (RESTATED)
REVENUES                                                                        $ 158,948       $ 138,316
                                                                                ---------       ---------

COSTS AND EXPENSES:
   Operating (excluding depreciation and amortization and
      other items listed below)                                                    61,475          53,739
   Selling, general and administrative                                             31,376          29,106
   Depreciation and amortization                                                   44,288          33,148
   Special charges, net                                                              (649)             --
                                                                                ---------       ---------

                                                                                  136,490         115,993
                                                                                ---------       ---------

       Income from operations                                                      22,458          22,323
                                                                                ---------       ---------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                          (24,649)        (21,409)
   Gain (loss) on derivative and hedging instruments                                 (232)          5,475
   Other, net                                                                        (672)            234
                                                                                ---------       ---------

                                                                                  (25,553)        (15,700)
                                                                                ---------       ---------
       Income (loss) before income taxes, minority interest and cumulative effect of accounting change
                                                                                   (3,095)          6,623

INCOME TAX EXPENSE                                                                   (427)             --
                                                                                ---------       ---------

       Income (loss) before minority interest and cumulative effect
             of accounting change                                                  (3,522)          6,623

MINORITY INTEREST                                                                  (3,294)         (3,229)
                                                                                ---------       ---------

       Income (loss) before cumulative effect of accounting change                 (6,816)          3,394

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                                     --        (414,756)
                                                                                ---------       ---------

           Net loss                                                             $  (6,816)      $(411,362)
                                                                                =========       =========

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        ------------------------
                                                                                          2003            2002
                                                                                        --------       ---------
                                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (6,816)      $(411,362)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                        44,288          33,148
     Minority interest                                                                     3,294           3,229
     Noncash interest expense                                                              4,886           4,367
     (Gain) loss on derivative instruments and hedging instruments                           232          (5,475)
     Cumulative effect of accounting change, net                                              --         414,756
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                   4,671           2,768
     Prepaid expenses and other assets                                                       158           3,545
     Accounts payable and accrued expenses                                               (24,009)        (43,563)
     Payables to manager of cable systems - related party                                 (8,675)         (6,370)
                                                                                        --------       ---------

           Net cash flows from operating activities                                       18,029          (4,957)
                                                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                             (9,148)        (48,592)
   Change in accounts payable and accrued expenses related to capital expenditures       (12,001)         (9,999)
                                                                                        --------       ---------

           Net cash flows from investing activities                                      (21,149)        (58,591)
                                                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings of long-term debt                                                           45,000          82,000
   Repayments of long-term debt                                                          (20,411)       (132,000)
   Borrowings from related party                                                              --          38,060
   Repayments of related party                                                                --         (27,000)
   Repayments of bonds                                                                      (149)           (135)
   Payment of deferred financing costs                                                        --          (3,704)
   Contributions from manager - related party                                                 --         108,967
   Distributions to manager - related party                                               (6,000)             --
                                                                                        --------       ---------

           Net cash flows from financing activities                                       18,440          66,188
                                                                                        --------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   15,320           2,640

CASH AND CASH EQUIVALENTS, beginning of period                                            50,069              --
                                                                                        --------       ---------

CASH AND CASH EQUIVALENTS, end of period                                                $ 65,389       $   2,640
                                                                                        ========       =========

CASH PAID FOR INTEREST                                                                  $ 17,212       $  18,228
                                                                                        ========       =========

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

1. ORGANIZATION

The accompanying consolidated financial statements of CC V Holdings, LLC include the accounts of CC V Holdings, LLC and CC VIII, LLC and all of its wholly-owned subsidiaries (collectively, the Company). The Company is a wholly-owned subsidiary of Charter Communications Holdings LLC (Charter Holdings) and an indirect subsidiary of Charter Communications, Inc. (Charter) (collectively, the "Parent Companies").

As of March 31, 2003, the Company owns and operates cable systems serving approximately 938,800 customers. The Company currently offers a full range of video, data, telephony and other advanced broadband services. The Company also provides commercial high-speed data, video and Internet services as well as advertising sales and production services. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment and franchises, income taxes and other contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

3. LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $7 million and $411 million for the three months ended March 31, 2003 and 2002, respectively. The Company's net cash flows from operating activities was $18 million for the three months ended March 31, 2003 and the Company's net cash flows used in operating activities was $5 million for the three months ended March 31, 2002. In addition, the Company has historically required significant cash to fund capital expenditures, debt service costs and ongoing operations. Historically, the Company has funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of the Company's subsidiary, equity contributions from Charter Holdings, and borrowings from related parties. The mix of funding sources changes from period to period, but for the three months ended March 31, 2003, approximately 85% of the Company's capital funding requirements were from cash flows from operating activities and 15% was from borrowings under the credit facilities of the Company's subsidiary.

The Company believes that as a result of current market conditions and recent downgrades to its and its Parent Companies' debt securities that the Company and its Parent Companies have limited access to the debt and equity markets at this time. Accordingly, during 2003, the Company expects to fund its liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities and borrowings under the Vulcan Inc. commitment described below. As of March 31, 2003, the Company held $65 million in cash and cash equivalents and it had total potential unused availability of $281 million under the CC VIII Operating credit facilities, all of which was available

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

based upon the Company's financial covenants at that time. However, continued access to these credit facilities is subject to certain restrictive covenants, portions of which are subject to the operating results of the Company's subsidiaries. The Company's 2003 operating plan anticipates maintaining compliance with these covenants. If the Company's actual operating results do not maintain compliance with these covenants, or if other events of noncompliance occur, funding under the credit facilities may not be available and defaults on some or potentially all debt obligations could occur. In addition, no assurances can be given that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events or if the Company does not obtain sufficient additional financing on a timely basis. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. In that regard, Charter Holdings has announced that effective April 14, 2003, a wholly-owned subsidiary of Charter Holdings entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation. The facility does not commit any party to provide funding to the Company. Under certain circumstances, Charter Communications VII, LLC may be permitted to utilize the facility to make investments in Charter Holdings, which could in turn use the funds so invested to provide funding to the Company to the extent necessary to comply with leverage ratio and other covenants of its subsidiary's credit facilities in future quarters. However, there can be no assurance that Charter Holdings will have the ability to do so or will choose to do so.

The Company's long-term financing structure as of March 31, 2003 includes $1.2 billion of credit facility debt and $167 million of high-yield debt. Approximately $127 million of this financing matures during 2003. Note 6 discusses the Company's current availability and long-term obligations.

4. RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS

As discussed in the Company's 2002 Form 10-K, the Company identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs; (iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and
(vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $1 million. The Company's consolidated net loss increased by $390 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, the Company's statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 were increased by $5 million. The more significant categories of adjustments relate to the following as outlined below.

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $262 for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $2 million for the three months ended March 31, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

over the life of customer contracts. These amounts have been restated as a reduction of revenues of $310 for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of the Company's rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $136 for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $2 million for the three months ended March 31, 2002. The Company discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a substantial portion of the Company's network. In connection with this plan, the Company assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. The Company also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $13 million for the three months ended March 31, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member's equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of the Company's rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by approximately $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $93 million for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $724 for the three months ended March 31, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 2002
                                                               -----------------------------
                                                               AS PREVIOUSLY
                                                                 REPORTED          RESTATED
                                                               -------------      ----------
      Revenue                                                   $ 139,032         $ 138,316
      Income (loss) from operations                                (3,827)           22,323
      Minority interest                                            (3,230)           (3,229)
      Cumulative effect of accounting change, net of tax               --          (414,756)
      Net loss                                                    (21,513)         (411,362)

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 2002
                                                               -----------------------------
                                                               AS PREVIOUSLY
                                                                 REPORTED          RESTATED
                                                               -------------      ----------
      Net cash flows from operating activities                  $  (9,857)        $  (4,957)
      Net cash flows from investing activities                    (53,691)          (58,591)
      Net cash flows from financing activities                     66,188            66,188

5. FRANCHISES

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser perform valuations of its franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Company's cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Company determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of $415 million (net of $3 million of tax benefit). SFAS No. 142 does not permit the recognition of the customer relationship asset not previously recognized. Accordingly, the impairment included approximately $324 million attributable to customer relationship values as of January 1, 2002.

In determining whether its franchises have an indefinite life, the Company considered the exclusivity of the franchise, its expected costs of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Certain franchises did not qualify for indefinite-life treatment due to technological or operational factors that limit their lives. These franchise costs will be amortized on a straight-line basis over 10 years.

The effect of the adoption of SFAS No. 142 as of March 31, 2003 and December 31, 2002 is presented in the following table (dollars in thousands):

                                        MARCH 31, 2003                                    DECEMBER 31, 2002
                         -------------------------------------------         --------------------------------------------
                           GROSS                               NET             GROSS                              NET
                          CARRYING       ACCUMULATED        CARRYING          CARRYING       ACCUMULATED        CARRYING
                           AMOUNT        AMORTIZATION        AMOUNT            AMOUNT        AMORTIZATION        AMOUNT
                          --------       ------------       --------          --------       ------------       --------
Franchises with
 indefinite lives        $2,568,685        $462,879        $2,105,806        $2,568,685        $462,879        $2,105,806
Franchises with
 finite lives                25,928           6,009            19,919        $   25,928        $  5,441        $   20,487

Franchise amortization expense for each of the three months ended March 31, 2003 and 2002 was $0.6 million, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $2 million.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

6. LONG-TERM DEBT

Long-term debt consists of the following as of the dates presented (dollars in thousands):

                                                 MARCH 31,          DECEMBER 31,
                                                    2003                2002
                                                -----------         -----------
CC VIII Operating credit facilities             $ 1,190,589         $ 1,166,000
CC V Holdings senior discount notes                 179,750             179,750
Other                                                   858               1,004
                                                -----------         -----------
                                                  1,371,197           1,346,754
Less: unamortized net discount                      (12,433)            (16,910)
                                                -----------         -----------

                                                $ 1,358,764         $ 1,329,844
                                                ===========         ===========

As of March 31, 2003, outstanding borrowings were $1.2 billion, and unused total potential availability under the CC VIII Operating credit facilities was $281 million, all of which would have been available based on financial covenants as of March 31, 2003.

For additional information regarding the Company's long-term debt, refer to Note 9 of the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements (referred to herein as interest rate agreements), as required under the terms of its credit facilities. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company agrees to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company has certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months March 31, 2003 gain (loss) on derivative and hedging instruments includes a loss of $25 which represents cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedge obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations are reported in accumulated other comprehensive loss. For the three months ended March 31, 2003 and 2002, included in accumulated other comprehensive loss was a loss of $454 and a gain of $2 million, respectively, related to derivative instruments designated as cash flow hedges. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended March 31, 2003 and March 31, 2002, the Company recorded other expense of $207 and other income of $5 million, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2003 and December 31, 2002, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

We do not hold collateral for these instruments and are therefore subject to credit loss in the event of nonperformance by the counterparty to the interest rate exchange agreement. However, the counterparties are banks, and we do not anticipate nonperformance by any of them on any interest rate exchange agreement.

8. COMPREHENSIVE LOSS

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2003 and 2002 was $7 million and $409 million, respectively.

9. SPECIAL CHARGES

In the fourth quarter of 2002, the Company recorded a special charge of $2.8 million for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Company intends to terminate approximately 138 employees, of which 19 employees were terminated in the fourth quarter of 2002. In total, approximately 119 employees were terminated in the first quarter of 2003. Severance payments are made over a period of up to twelve months with approximately $0.7 million paid during the three months ended March 31, 2003. In addition, the Company reversed $0.3 million of the severance accrual that was determined to be excessive. As of March 31, 2003 and December 31, 2002, a liability of approximately $1.8 million and $2.8 million, respectively, is recorded on the accompanying consolidated balance sheet related to the realignment activities. In addition, a $0.3 million settlement related to the transition of data customers from the Internet service provider Excite@Home to our Charter Pipeline service in 2001 was recorded in special charges.

10. INCOME TAXES

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company's indirect subsidiaries are corporations and are subject to income tax.

As of March 31, 2003 and December 31, 2002, the Company has deferred income tax liabilities of approximately $18 million. These relate to certain of the Company's indirect subsidiaries, which file separate income tax returns.

During the three months ended March 31, 2003, the Company recorded $427 of income tax provision related to state income taxes. During the three months ended March 31, 2002, the Company recorded $3 million of income tax benefit in cumulative effect of accounting change as a result of a decrease in the deferred tax liabilities related to the impairment of franchises recorded upon adoption of SFAS No. 142.

The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company's financial position or results of operations.

11. CONTINGENCIES

Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter's securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning its operations and prospects.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. Charter has received a consolidated complaint from the lead plaintiff, which includes as defendants several former and present officers of Charter, as well as its former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from Charter will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions or other responses to any of the complaints have been filed. No reserves have been established for those matters because the Company believes they are either not estimable or not probable. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of the Board of Directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers, and various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is actively cooperating with the SEC Staff.

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on Charter's results of operations and financial condition.

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as officers and directors of the Company. The limited liability company agreement of CC V Holdings and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable, and subject to the terms, conditions and limitations of the respective policies.

12. MINORITY INTEREST - RELATED PARTY

As part of the Bresnan acquisition in February 2000, CC VIII LLC (CC VIII), an indirect limited liability company subsidiary of Charter and the Company, issued Class A Preferred Membership Interests (collectively, the CC VIII Interest) with a value and an initial capital account of $630 million to certain sellers affiliated with AT&T Broadband, LLC now owned by Comcast Corporation (the Comcast Sellers). The CC VIII Interest is entitled to a 2% priority return on its initial capital account and such priority return is entitled to preferential distributions from available cash and upon liquidation of CC VIII. The CC VIII Interest generally does not share in the profits and losses of CC VIII at present. The Comcast Sellers have the right at their option to exchange the CC VIII Interest for shares of Charter Class A common stock. Charter does not have the right to force such an exchange. In connection with the Bresnan acquisition, Mr. Allen granted the Comcast Sellers the right to sell to Mr. Allen the CC VIII Interest (or any Charter Class A common stock that the Comcast Sellers would receive if they exercised their exchange right) for $630 million plus 4.5% interest annually from February 2000 (the Comcast Put Right). In April 2002, in accordance with such put agreement, the Comcast Sellers notified Mr. Allen of their exercise of the Comcast Put Right in full, and the parties agreed to consummate the sale in April 2003, although the parties also agreed to negotiate in good faith possible alternatives to the closing. The parties have agreed to extend the closing until May 30, 2003, subject to earlier closing on three days notice by either party to the other. If the sale to Mr. Allen is consummated, Mr. Allen would become the holder of the CC VIII Interest (or, if previously exchanged by the current holders, any Charter Class A common stock issued to the current holders upon such exchange). If the CC VIII Interest is transferred to Mr. Allen, then, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter would be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII. In the event of a liquidation of CC VIII, Mr. Allen would not be entitled to any priority distributions (except with respect to the 2% priority return, as to which such priority would continue), and Mr. Allen's share of any remaining distributions in liquidation would be equal to the initial capital account of the Comcast Sellers of $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII's profits or losses (as computed for capital account purposes) after the date of the transfer of the CC VIII Interest to Mr. Allen.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII Interest following consummation of the Comcast Put Right. The board of directors of Charter has formed a Special Committee comprised of Messrs. John Tory, Larry Wangberg and Ronald Nelson to investigate and take any other appropriate action on behalf of Charter with respect to this matter. Specifically, the Special Committee is considering whether it should be the position of Charter that Mr. Allen should be required to contribute the CC VIII Interest to Charter Holdco in exchange for Charter Holdco membership units, immediately after his acquisition of the CC VIII Interest upon consummation of the Comcast Put Right. To the extent it is ultimately determined that Mr. Allen must contribute the CC VIII Interest to Charter Holdco following consummation of the Comcast Put Right, the Special Committee may also consider what additional steps, if any, should be taken with respect to the further disposition of the CC VIII Interest by Charter Holdco. If necessary, following the completion of the Special Committee's investigation of the facts and circumstances relating to this

                       CC V HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

matter, the Special Committee and Mr. Allen have agreed to a non-binding mediation process to resolve any dispute relating to this matter as soon as practicable, but without any prejudice to any rights of the parties if such dispute is not resolved as part of the mediation.

For additional information regarding the Company's related parties, refer to
Note 13 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Certain Trends and Uncertainties" of this section and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Reports on Form 10-K of CC V Holdings, LLC and subsidiaries and Charter Holdings for the year ended December 31, 2002.

All comparisons and references in this Form 10-Q to results for the three months ended March 31, 2002 are to the restated results. See "Restatement of Consolidated Financial Results" below and Note 4 to our consolidated financial statements contained in "Item 1. Financial Statements" for a more detailed discussion of the restatement.

As used herein, the "Company" refers to CC V Holdings, LLC and subsidiaries. "We", "us" and "our" refer to the Company and CC V Finance, Inc., collectively. Our "parent companies" are Charter Holdings and Charter.

INTRODUCTION

We have a history of net losses. Historically our net losses were principally attributable to the substantial interest costs we incurred because of our high level of debt, the significant depreciation expenses that we incurred resulting from the extensive capital investments we had made in our cable properties and the amortization and impairment of our franchise intangibles. We expect interest cost and depreciation expenses will remain substantial. However, with the adoption of Statement of Financial Accounting Standards No. 142, we no longer are required to amortize indefinite-lived assets (franchises) but rather test for impairment on an annual basis.

The first cash interest payment on our public notes will be due in October, 2003. Thereafter, we will be required to pay interest in cash each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will be reliant on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As discussed in our 2002 Form 10-K, we identified a series of adjustments that have resulted in the restatement of previously announced quarterly results for the first three quarters of fiscal 2002. In summary, the adjustments are grouped into the following categories: (i) launch incentives from programmers; (ii) customer incentives and inducements; (iii) capitalized labor and overhead costs;
(iv) customer acquisition costs; (v) rebuild and upgrade of cable systems; (vi) deferred tax liabilities/franchise assets; and (vii) other adjustments. These adjustments have been reflected in the accompanying consolidated financial statements and reduced revenues for the three months ended March 31, 2002 by $1 million. Our consolidated net loss increased by $390 million for the three months ended March 31, 2002. In addition, as a result of certain of these adjustments, our statement of cash flows for the three months ended March 31, 2002 has been restated. Cash flows from operating activities for the three months ended March 31, 2002 increased by $5 million. The more significant categories of adjustments relate to the following as outlined below (dollars in thousands, except where indicated).

Launch Incentives from Programmers. Amounts previously recognized as advertising revenue in connection with the launch of new programming channels have been deferred and recorded in other long-term liabilities in the year such launch support was provided, and amortized as a reduction of programming costs based upon the relevant contract term. These adjustments decreased revenue by $262 for the three months ended March 31, 2002. The corresponding amortization of such deferred amounts reduced programming expenses by $2 million for the three months ended March 31, 2002.

Customer Incentives and Inducements. Marketing inducements paid to encourage potential customers to switch from satellite providers to Charter branded services and enter into multi-period service agreements were previously deferred and recorded as property, plant and equipment and recognized as depreciation and amortization expense over the life of customer contracts. These amounts have been restated as a reduction of revenues of $310 for the three months ended March 31, 2002. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Capitalized Labor and Overhead Costs. Certain elements of labor costs and related overhead allocations previously capitalized as property, plant and equipment as part of our rebuild activities, customer installations and new service introductions have been expensed in the period incurred. Such adjustments increased operating expenses by $136 for the three months ended March 31, 2002.

Customer Acquisition Costs. Certain customer acquisition campaigns were conducted through third-party contractors in portions of 2002. The costs of these campaigns were originally deferred and recorded as other assets and recognized as amortization expense over the average customer contract life. These amounts have been reported as marketing expense in the period incurred and totaled $2 million for the three months ended March 31, 2002. We discontinued this program in the third quarter of 2002 as contracts for third-party vendors expired. Substantially all of these amounts are offset by reduced depreciation and amortization expense.

Rebuild and Upgrade of Cable Systems. In 2000, Charter initiated a three-year program to replace and upgrade a substantial portion of its network, which included a portion of our network. In connection with this plan, we assessed the carrying value of, and the associated depreciable lives of, various assets to be replaced. It was determined that a portion of cable distribution system assets, originally treated as subject to replacement, were not part of the original replacement plan but were to be upgraded and have remained in service. We also determined that certain assets subject to replacement during the upgrade program were misstated in the allocation of the purchase price of the acquisition. This adjustment reduced property, plant and equipment and increased franchise assets by $54 million. In addition, the depreciation period for the assets subject to replacement was adjusted to more closely align with the intended service period of these assets rather than the three-year straight-line life originally assigned. As a result, adjustments were recorded to reduce depreciation expense by $13 million for the three months ended March 31, 2002.

Deferred Tax Liabilities/Franchise Assets. Adjustments were made to record deferred tax liabilities associated with the acquisition of various cable television businesses. These adjustments increased amounts assigned to franchise assets by $254 million with a corresponding increase in deferred tax liabilities of $39 million. The balance of the entry was recorded to member's equity. In addition, as described above, a correction was made to reduce amounts assigned in purchase accounting to assets identified for replacement over the three-year period of our rebuild and upgrade of its network. This reduced the amount assigned to the network assets to be retained and increased the amount assigned to franchise assets by $54 million with a resulting increase in amortization expense for the years restated. Such adjustments increased the cumulative effect of accounting change recorded upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 by $93 million for the three months ended March 31, 2002.

Other Adjustments. In addition to the items described above, other adjustments of expenses include certain tax reclassifications from tax expense to operating costs and other miscellaneous adjustments. The net impact of these adjustments to net loss is an increase of $724 for the three months ended March 31, 2002.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three-month period ended March 31, 2002 (dollars in thousands).

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 2002
                                                                -------------------------------
                                                                AS PREVIOUSLY
                                                                   REPORTED            RESTATED
                                                                -------------         ---------
      Revenue                                                     $ 139,032           $ 138,316
      Income (loss) from operations                                  (3,827)             22,323
      Minority interest                                              (3,230)             (3,229)
      Cumulative effect of accounting change, net of tax                 --            (414,756)
      Net loss                                                      (21,513)           (411,362)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 2002
                                                                -------------------------------
                                                                AS PREVIOUSLY
                                                                   REPORTED            RESTATED
                                                                -------------         ---------
      Net cash flows from operating activities                    $  (9,857)          $  (4,957)
      Net cash flows from investing activities                      (53,691)            (58,591)
      Net cash flows from financing activities                       66,188              66,188

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We disclosed our critical accounting policies and the means by which we develop estimates therefor in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------
                                                                         2003                     2002
                                                                 --------------------     --------------------
Revenues                                                         $ 158,948        100%    $ 138,316        100%
                                                                 ---------        ---     ---------        ---

Costs and expenses:
   Operating (excluding depreciation and amortization and
     other items listed below)                                      61,475         39%       53,739         39%
   Selling, general and administrative                              31,376         20%       29,106         21%
   Depreciation and amortization                                    44,288         28%       33,148         24%
   Special charges                                                    (649)        --            --         --
                                                                 ---------        ---     ---------        ---

                                                                   136,490         87%      115,993         84%
                                                                 ---------        ---     ---------        ---

       Income from operations                                       22,458         13%       22,323         16%
                                                                 ---------        ---     ---------        ---

Other income (expense):
   Interest expense, net                                           (24,649)                 (21,409)
   Gain (loss) on derivative and hedging instruments                  (232)                   5,475
   Other expenses                                                     (672)                     234
                                                                 ---------                ---------

                                                                   (25,553)                 (15,700)
                                                                 ---------                ---------

       Income (loss )before income taxes, minority interest
             and cumulative effect of accounting change             (3,095)                   6,623

Income tax expense                                                    (427)                      --
                                                                 ---------                ---------

       Income (loss) before minority interest and cumulative
             effect of accounting change                            (3,522)                   6,623

Minority interest                                                   (3,294)                  (3,229)
                                                                 ---------                ---------

       Income (loss) before cumulative effect of accounting
             change                                                 (6,816)                   3,394

Cumulative effect of accounting change, net of tax                      --                 (414,756)
                                                                 ---------                ---------

       Net loss                                                  $  (6,816)               $(411,362)
                                                                 =========                =========

COMPARISON OF RESULTS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues increased $20.6 million, or 15%, to $158.9 million for the three months ended March 31, 2003 from $138.3 million for the three months ended March 31, 2002. Revenues by service offering are as follows (dollars in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                        ------------------------------------------------------------------------------------
                                   2003                           2002                     2003 OVER 2002
                        ---------------------------     --------------------------     ---------------------
                                             % OF                           % OF
                         AMOUNT            REVENUES      AMOUNT           REVENUES     CHANGE       % CHANGE
                        --------           --------     --------          --------     -------      --------
Analog video            $ 98,539              62%       $ 93,458             68%       $ 5,081         5%
Digital video             18,512              12%         15,594             11%         2,918        19%
High-speed data           20,670              13%         11,527              8%         9,143        79%
Advertising sales          7,054               4%          6,641              5%           413         6%
Other                     14,173               9%         11,096              8%         3,077        28%
                        --------             ---        --------            ---        -------

                        $158,948             100%       $138,316            100%       $20,632        15%
                        ========             ===        ========            ===        =======

Analog video revenues consist primarily of revenues from basic services. Analog video revenues increased by $5.1 million, or 5%, to $98.5 million for the three months ended March 31, 2003 as compared to $93.5 million for the three months ended March 31, 2002. The increase was primarily due to general price increases, offset somewhat by the decline in analog video customers. We do not expect an increase in analog video customers; however, our goal is to sustain revenues by reducing analog customer losses and to grow revenues through price increases on certain services and packages as well as the sale of data services and digital video services.

All of our digital video customers also receive basic analog video service, and digital video revenues consist of the portion of revenues from digital video customers in excess of the amount paid by these customers for analog video service. Additionally, included within digital video revenues are revenues from premium services and pay-per-view services. Digital video revenues increased $2.9 million, or 19%, from $15.6 million for the three months ended March 31, 2002 to $18.5 million for the three months ended March 31, 2003. The increase was due to an increase in digital customers at March 31, 2003 compared to March 31, 2002 coupled with general price increases. While we expect to increase digital customers as a result of various marketing plans we expect to initiate in upcoming periods, we experienced a loss of digital customers since December 31, 2002. We expect any increase in digital customers and service penetration will be less than levels experienced in prior periods.

High-speed data revenues increased $9.1 million, or 79%, from $11.5 million for the three months ended March 31, 2002 to $20.7 million for the three months ended March 31, 2003. The majority of the increase was primarily due to the increased number of high-speed data customers. Between the three months ended March 31, 2002 and 2003, we were able to offer this service to more of our customers, as the estimated percentage of homes passed that could receive high-speed data service increased as a result of our ongoing system upgrades.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.4 million, or 6%, from $6.6 million for the three months ended March 31, 2002 to $7.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2003 and 2002, we received $431 and $1.2 million, respectively, in advertising revenue from programmers. We expect that advertising provided to programmers will decline substantially in the future. Such advertising purchases are made pursuant to written agreements that are generally consistent with other third-party commercial advertising agreements and at prices that we believe approximate fair value.

Other revenues consist primarily of revenues from franchise fees, commercial high-speed data revenues, late payment fees, customer installations, wire maintenance fees, home shopping, equipment rental, dial-up Internet service and other miscellaneous revenues. Other revenues increased $3.1 million, or 28%, from $11.1 million for the three months ended March 31, 2002 to $14.2 million for the three months ended March 31, 2003. The increase was primarily due to an increase in commercial high-speed data revenues as a result of our internal growth in advanced services offset by decreases in late payment fees charged to customers and other miscellaneous revenues.

Operating expenses. Operating expenses increased $7.7 million, or 14%, to $61.5 million for the three months ended March 31, 2003 from $53.7 million for the three months ended March 31, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                        ------------------------------------------------------------------------------
                                  2003                          2002                  2003 OVER 2002
                        --------------------------    -------------------------    -------------------
                                           % OF                         % OF
                         AMOUNT           REVENUES    AMOUNT           REVENUES    CHANGE     % CHANGE
                        -------           --------    -------          --------    ------     --------
Programming costs       $41,442             26%       $36,469            26%       $4,973        14%
Advertising sales         2,993              2%         2,582             2%          411        16%
Service costs            17,040             11%        14,688            11%        2,352        16%
                        -------             --        -------            --        ------

                        $61,475             39%       $53,739            39%       $7,736        14%
                        =======             ==        =======            ==        ======

Programming costs consist primarily of costs paid to programmers for the provision of basic, premium and digital channels and pay-per-view programs. The increase in programming costs of $5.0 million, or 14%, was primarily due to price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital customers. The costs were offset by the amortization of launch support against analog video programming of $2 million for the three months ended March 31, 2003 and 2002.

Our cable programming costs have increased, in every year we have operated, in excess of customary inflationary and cost-of-living type increases, and they are expected to continue to increase due to a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase cable programming, increased costs from certain previously discounted programming, and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression through increased incremental high-speed data revenues.

Advertising sales expenses consist of costs related to traditional advertising services, including salaries and benefits and commissions. Advertising sales expenses increased $0.4 million, or 16%, primarily due to increased sales commissions and salaries. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, internet service provider fees, maintenance and pole rent expense. The increase in service costs of $2.4 million, or 16%, resulted primarily from an increase in labor costs related to personnel who had previously spent a majority of their time on capitalizable activities, who now as a result of the decrease in rebuild and upgrade activities, are spending their time on non-capitalizable activities.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million, or 8%, to $31.4 million for the three months ended March 31, 2003 from $29.1 million for the three months ended March 31, 2002. Key components of expense as a percentage of revenues are as follows (dollars in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                        ------------------------------------------------------------------------------------
                                   2003                           2002                     2003 OVER 2002
                        ---------------------------     --------------------------     ---------------------
                                             % OF                           % OF
                         AMOUNT            REVENUES      AMOUNT           REVENUES     CHANGE       % CHANGE
                        --------           --------     --------          --------     -------      --------
General and
  administrative        $ 28,239              18%       $ 24,845             18%       $ 3,394         14%
Marketing                  3,137               2%          4,261              3%        (1,124)       (26)%
                        --------              --        --------             --        -------

                        $ 31,376              20%       $ 29,106             21%       $ 2,270          8%
                        ========              ==        ========             ==        =======

General and administrative expenses consist primarily of salaries and benefits, rent expense, call center costs, billing costs, bad debt expense, management fees and property taxes. The increase in general and administrative expenses of $3.4 million, or 14%, resulted primarily from increases in management fees of $1.2 million, property tax expense of $1.1 million, professional fees of $0.5 million and call center costs of $0.5 million.

Marketing expenses decreased $1.1 million, or 26%, due to reduced promotional activity related to our service offerings including advertising, telemarketing and direct sales. However, we expect marketing expenses to increase in subsequent quarters over the first quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expense increased by $11.1 million, or 34%, from $33.1 million for the three months ended March 31, 2002 to $44.3 million for the three months ended March 31, 2003. This increase was due primarily to an increase in depreciation expense related to additional capital expenditures in 2003 and 2002.

Special Charges. Special charges of $0.6 million for the three months ended March 31, 2003 represents a $0.3 million reversal in the severance accrual coupled with a $0.3 million credit from a settlement from the Internet service provider Excite@Home related to our conversion of certain high-speed data customers to Charter Pipeline service in 2001. We expect to continue to record additional costs in 2003 related to the continued reorganization of our operations and costs of litigation.

Interest expense, net. Interest expense, net increased by $3.2 million, or 15%, to $24.6 million for the three months ended March 31, 2003 from $21.4 million for the three months ended March 31, 2002. The increase was primarily due to an increase in our weighted average debt outstanding to $1.4 billion during the three months ended March 31, 2003 from $1.2 billion during the three months ended March 31, 2002 partially offset by a decrease in our average borrowing rate from 6.4% during the three months ended March 31, 2002 to 6.3% during the three months ended March 31, 2003.

Gain (loss) on derivative and hedging instruments. Loss on derivative and hedging instruments increased by $5.7 million to a loss of $0.2 million for the three months ended March 31, 2003 from a gain of $5.5 million for the three months ended March 31, 2002. The increase was primarily due to less favorable positions on interest rate agreements.

Income tax expense. Income tax expense of $0.4 million for the three months ended March 31, 2003 represents state income tax expense primarily related to certain indirect corporate subsidiaries of the Company which file separate income tax returns.

Minority interest. Minority interest expense represents the 2% accretion of the preferred membership interests in CC VIII, LLC.

Cumulative Effect of Accounting Change. Cumulative effect of accounting change in 2002 represents the impairment charge recorded as a result of adopting SFAS No. 142.

Net loss. Net loss decreased by $404.5 million to $6.8 million for the three months ended March 31, 2003 from $411.4 million for the three months ended March 31, 2002 as a result of the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt. The first part of this section, entitled "Overview" summarizes our outstanding debt and provides an overview of these topics. The second part of this section, entitled "Historical Operating, Financing and Investing Activities" provides information regarding the cash provided from or used in our operating, financing and investing activities during the three months ended March 31, 2003 and 2002. The third part of this section, entitled "Capital Expenditures" provides more detailed information regarding our historical capital expenditures and our planned capital expenditures going forward.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities through cash flows from operating activities. We have funded capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary, issuances of debt securities, borrowings from related entities and capital contributions from Charter Holdings. The mix of funding sources changes from period to period, but for the three months ended March 31, 2003, approximately 85% of the Company's capital funding requirements were from cash flows from operating activities and approximately 15% was from borrowings under the credit facilities of the Company's subsidiary. We expect that our mix of sources of funds will continue to change in the future based on our overall capital needs relative to our cash flow and on the availability under the credit facilities of our subsidiary, our parent companies' ability to make additional contributions and our ability to generate free cash flows. We define free cash flows as net cash flows from operating activities plus net cash flows from investing activities less cost associated with obtaining financing.

We believe that as a result of current market conditions and recent downgrades to our and our parent companies' debt securities, we and our parent companies have limited access to the debt and equity markets at this time. Accordingly, during 2003, we expect to fund our liquidity and capital requirements principally through cash on hand, cash flows from operating activities, and through borrowings under the CC VIII Operating credit facilities. As of March 31, 2003, we held $65 million in cash and cash equivalents and we had total potential unused availability of $281 million under the CC VIII Operating credit facilities, all of which was available based upon our financial covenants at that time. However, continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities. In that regard, Charter Holdings has announced that effective April 14, 2003, a wholly-owned subsidiary of Charter Holdings entered into a commitment letter with Vulcan Inc., which is an affiliate of Paul Allen. Pursuant to the letter, Vulcan Inc. agreed to lend, or cause an affiliate to lend, initially to Charter Communications VII, LLC an aggregate amount of up to $300 million, which amount includes a subfacility of up to $100 million for the issuance of letters of credit, subject to negotiation and execution of definitive documentation. The facility does not commit any party to provide funding to us. Under certain circumstances, Charter Communications VII, LLC may be permitted to utilize the facility to make investments in Charter Holdings, which could in turn use the funds so invested to provide funding to us to the extent necessary to comply with leverage ratio and other covenants of our subsidiary's credit facilities in future quarters. However, there can be no assurance that Charter Communications VII, LLC will have the ability to borrow under the facility for this purpose or will choose to do so.

As of March 31, 2003 and December 31, 2002, long-term debt totaled approximately $1.4 billion and $1.3 billion, respectively. This debt was comprised of approximately $1.2 billion and $1.2 billion of debt under the CC VIII Operating credit facilities, and $167 million and $163 million of high yield debt at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, we had unused total potential availability of $281 million under the CC VIII Operating credit facilities, all of which would have been available to us based on our financial covenants at that time. Continued access to these credit facilities is subject to our remaining in compliance with the applicable covenants of these credit facilities.

As of March 31, 2003 and December 31, 2002, the weighted average interest rate on our bank debt was approximately 5.6% and 5.4%, respectively, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.3% and 6.2%, respectively. Approximately 64% of our debt effectively bore fixed interest rates including the effects of our interest rate hedge agreements as of March 31, 2003 as compared to approximately 65% at December 31, 2002. The fair value of our total fixed-rate debt was $124 million and $118 million at March 31, 2003 and December 31, 2002, respectively. The fair value of variable-rate debt was $1.0 billion and $943 million at March 31, 2003 and December 31, 2002, respectively. The fair value of fixed-rate debt and variable rate debt is based on quoted market prices.

See the Section entitled "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K for a description of our credit facilities and other long-term debt, including certain terms, restrictions and covenants.

We expect that our subsidiary will remain in compliance with the covenants under its credit facilities and that we will remain in compliance with the covenants in our indenture. We also expect that that our cash on hand, cash flows from operating activities and the amounts available under the credit facilities should be sufficient to satisfy our liquidity needs through the end of 2003. However, as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. In the fourth quarter of 2003, we will be required to make a partial redemption of the CC V notes in an amount of approximately $66 million. Thereafter, cash interest will accrue on the CC V notes at the annual rate of 11.875% and will be payable each June and December, commencing June 2004, until the CC V bonds mature in December 2008. In subsequent years, substantial additional amounts will become due under our remaining obligations. In addition, a default under the covenants governing any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates other debt obligations, which could adversely affect our parent companies' ability to provide us with funding.

While we believe we will have access to sufficient capital to make the mandatory partial redemption of the CC V notes in the amount of approximately $66 million in December 2003 as required by the indenture governing the CC

V notes, it is unclear whether we will have sufficient continuing access to capital to satisfy our cash interest payments commencing June 2004 or to repay the CC V notes at maturity in December 2008. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. In addition, the maximum allowable leverage ratios under the CC VIII Operating credit facilities will decline over time and the total potential borrowing available under those facilities (subject to covenant restrictions and limitations) will decrease from approximately $1.4 billion as of the end of 2003 to $1.3 billion and $1.1 billion by the end of 2004 and 2005, respectively.

Traditionally, we have relied on our affiliates' ability to access the public debt and equity markets as a source of capital. Moody's Investor Services downgraded Charter's outstanding debt in October, 2002 and again in January, 2003 and our outstanding debt in January 2003. Moody's also reduced its liquidity rating of Charter to its lowest level. In January, 2003, Standard & Poor's downgraded Charter's outstanding debt. We believe that as a result of our parent companies' significant levels of debt, current market conditions and these downgrades, we have limited access to the debt market at this time and our parents have limited access to both debt and equity markets.

As noted above, our access to capital from the CC VIII Operating credit facilities is contingent on compliance with a number of restrictive covenants, including covenants tied to our operating performance. We may not be able to comply with all of these restrictive covenants. If there is an event of default under any of these facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under those facilities, which could materially adversely impact our ability to operate our business and to make payments under the CC V notes and our other obligations. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which in turn result in the acceleration of the CC V notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

We may also need additional capital if we do not achieve our projected revenues, or if our operating expenses increase. If we are not able to obtain such capital from increases in our cash flows from operating activities, additional borrowings, contributions from affiliates or other sources, we may not be able to fund customer demand for digital video, data or telephony services, offer certain services in certain of our markets or compete effectively. Consequently, our financial condition and results of operations could suffer materially.

If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our existing credit facilities or in traditional debt financings by us, we would consider:

- requesting waivers or amendments with respect to our credit facilities, the availability and terms of which would be subject to market conditions;

- further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

-     selling assets; or

- seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter or Charter Holdings, the proceeds of which could be contributed to us.

If the above strategies were not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

Historical Operating, Financing and Investing Activities

We held $65 million in cash and cash equivalents as of March 31, 2003 compared to $50 million in cash and cash equivalents as of December 31, 2002. The increase in cash and cash equivalents is primarily a result of our desire to increase our liquid assets.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2003 was $18 million and net cash used in operating activities for the three months ended March 31, 2002 was $5 million, respectively. Operating activities provided $23 million more cash during the three months ended March 31, 2003 compared to the corresponding period in 2002 primarily due to increased revenues of $21 million and changes in operating assets and liabilities that used $16 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002 offset in part by increases in operating and selling, general and administrative expenses.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was $21 million and $59 million, respectively. Investing activities used $37 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002 as a result of reductions in capital expenditures.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $18 million and $66 million, respectively. Financing activities provided $48 million less cash during the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease in cash provided during the three months ended March 31, 2003 compared to the corresponding period in 2002 was primarily due to $109 million of contributions from managers - related party in 2002 offset by an increase in net borrowings from long-term debt in 2003.

Capital Expenditures

We have substantial ongoing capital expenditure requirements. We made purchases of property, plant and equipment of $9 million and $49 million for the three months ended March 31, 2003 and 2002, respectively. The majority of the capital expenditures in 2003 related to customer premise equipment and our rebuild and upgrade program. Upgrading our cable systems has enabled us to offer digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures in 2003 were funded primarily from cash flows from operating activities and borrowings under our credit facilities. In addition, during the three months ended March 31, 2003 and 2002, our liabilities related to capital expenditures decreased $12 million and $10 million, respectively.

During 2003, we expect to spend approximately $90 million to $120 million in the aggregate on capital expenditures. We expect our capital expenditures in 2003 will be lower than 2002 levels because our rebuild and upgrade plans are largely completed.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this Quarterly Report and in our 2002 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary and capital contributions from Charter, Charter Holdco and Charter Holdings. We believe, however, that at this time we have limited access to the debt markets, and Charter, Charter Holdco and Charter Holdings have limited access to the debt and equity markets in light of general economic conditions, Charter's and Charter Holdings' substantial leverage, the business condition of the cable, telecommunications and technology industry, the current credit rating of Charter and Charter Holdings and recent downgrades of Charter's and Charter Holdings' outstanding debt and liquidity ratings, and pending litigation and investigations.

Our ability to conduct operations is dependent on our continued access to borrowings under the CC VIII Operating credit facilities. The potential borrowing availability under the CC VIII Operating credit facilities totaled $281 million as of March 31, 2003, all of which would have been available based on our financial covenants at that time. Our access to those funds is subject to our satisfaction of the covenants in those credit facilities. We may not be able to comply with all of the financial ratios and restrictive covenants in the CC VIII Operating credit facilities. If there is an event of default under the CC VIII Operating credit facilities, such as the failure to maintain the applicable required financial ratios, we would be unable to borrow under these credit facilities, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under those facilities, if not waived, may result in the acceleration of those facilities, which could in turn result in the acceleration of the CC V notes and our other obligations, and could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws.

In addition, as cash interest begins to accrue on the CC V notes in December 2003 and as the principal amounts owing under our various debt obligations become due, sustaining our liquidity will become more difficult over time. It is unclear whether we will have access to sufficient capital to satisfy our debt service obligations which are scheduled to come due in future years. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operations, and sufficient future distributions are not available to us from borrowings under our subsidiary's credit facilities or from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs. As a means of enhancing our liquidity, we are currently attempting to cut costs, reduce capital expenditures and exploring sales of assets.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our subsidiaries in the future.

If we are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Restrictive Covenants. The credit facilities of our subsidiary and the indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, the credit facilities of our subsidiary and our indenture restrict our and our subsidiaries' ability to:

      -     pay dividends or make other distributions;

      -     make certain investments or acquisitions;

      - enter into related party transactions unless certain conditions are met;

      -     dispose of assets or merge;

      -     incur additional debt;

      -     issue equity;

      -     repurchase or redeem equity interests and debt;

      -     grant liens; and

      -     pledge assets.

Furthermore, in accordance with our subsidiaries' credit facilities, CC VIII and its subsidiaries are required to maintain specified financial ratios and meet financial tests. These financial ratios become more restrictive over time and will become more difficult to maintain during the latter half of 2003 and thereafter. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the CC VIII credit facilities and in certain cases under other agreements governing our long-term indebtedness. Any default under our credit facilities or indenture governing our outstanding debt might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes and the CC VIII credit facilities.

Acceleration of Indebtedness of Our Subsidiaries. In the event of a default under any of CC VIII Operating's credit facilities, our subsidiaries' creditors could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. In such event, those credit facilities will not permit our subsidiaries to distribute funds to CC V Operating to pay interest or principal on our public notes. If the amounts outstanding under such credit facilities are accelerated, all of our subsidiaries' debt and liabilities would be payable from our subsidiaries' assets, prior to any distribution of our subsidiaries' assets to pay the interest and principal amounts on our public notes. In addition, the lenders under the CC VIII Operating credit facilities could foreclose on their collateral, which includes equity interests in CC VIII Operating, and exercise other rights of secured creditors. In any such case, we might not be able to repay or make any payments on our public notes. Any default under any of our subsidiary's credit facilities or our public notes might adversely affect the holders of our public notes and our growth, financial condition and results of operations and could force us to examine all options, including seeking the protection of the bankruptcy laws.

Parent Level Liquidity Concerns. Our direct and indirect owners, including Charter, Charter Holdco and Charter Holdings face significant liquidity issues.

Because of its corporate structure, Charter has less access to capital than its operating subsidiaries and therefore Charter's ability to repay its senior notes is subject to additional uncertainties. Charter will not be able to make interest payments beginning in April, 2004, or principal payments at maturity in 2005 and 2006, with respect to its convertible senior notes unless it can obtain additional financing or it receives distributions or other payments from its subsidiaries. The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco only if, at the time of distribution, Charter Holdings can meet a leverage ratio of 8.75 to 1.0, there is no default under the indentures and other specified tests are met. Charter Holdings did not meet that leverage ratio for the quarter ended March 31, 2003. Further, although the indentures governing the Charter Holdings notes do not prohibit Charter Holdings and its subsidiaries from making payments on its and their outstanding unsubordinated intercompany debt to Charter, this debt had only an aggregate principal amount of approximately $52 million as of March 31, 2003, which will not be sufficient to enable Charter to make interest payments beginning in April, 2004 or to repay all or any portion of its convertible senior notes at maturity. Because Charter is our manager, any financial or liquidity problems of Charter would be likely to cause serious disruption to our business and to have a material adverse affect on our operations and results. In addition, our parent companies' ability to make loans or capital contributions to us would likely be adversely affected. Any such event would likely adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. In addition, because Charter Holdings and Charter Holdco are our direct and indirect owners, their financial or liquidity problems could have similar impacts on us.

Finally, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the credit facilities of our subsidiaries and require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. As previously reported, a number of federal class actions were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws.

In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the United States District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two derivative suits were filed in Missouri state court against Charter, its current directors and its former independent auditor; these actions were consolidated during the fourth quarter of 2002. The federal derivative suit, the Delaware class actions and the consolidated derivative suit each allege that the defendants breached their fiduciary duties.

In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal manufacturers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of the board of directors of Charter, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation. In November

2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to the determination of the number of its customers, and various of Charter's other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. In addition, the recent restatement of its financial statements may lead to additional allegations in the pending securities class and derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter's actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management's attention, all of which could affect adversely the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies. To the extent that the foregoing matters are not covered by insurance, our limited liability company agreement and those of our limited liability company subsidiaries, and the bylaws of our corporate subsidiaries may require each such entity to indemnify Charter and the above directors and current and former officers in connection with such matters.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Variable Interest Rates. At March 31, 2003, excluding the effects of hedging, approximately 88% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2003 and December 31, 2002, the weighted average rate on the bank debt was approximately 5.6% and 5.4%, respectively, and the weighted average rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average rate of 6.3% and 6.2%, respectively. Approximately 64% of our debt was effectively fixed including the effects of our interest rate hedge agreements as of March 31, 2003 as compared to approximately 65% at December 31, 2002.

Integration of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. This activity has placed and is expected to continue to place a significant strain on Charter's management, operations and other resources. Our future success will depend in part on Charter's ability to successfully integrate the operations acquired, including our operations. The failure to implement management, operating or financial systems necessary to successfully integrate acquired operations, including headend and call center consolidation and standardization of operating procedures, could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter's ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent other services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly-traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter's (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our and our subsidiaries' public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company's securities, and recently such purported class action lawsuits were filed against Charter.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and the slowdown and the war could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. In addition, any prolonged military conflict would materially and adversely affect our revenues from our systems providing services to military installations. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness -- Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes and the credit facilities of our subsidiary following a change of control. A change of control under our public notes and our subsidiary's credit facilities would require the repayment of borrowings under those credit facilities and indenture. A failure by us or our subsidiary to make or complete a change of control offer or to repurchase the amounts outstanding under the credit facilities would place us or them in default of these agreements.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open-access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable's provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

The Federal Communications Commission's March 2002 ruling also held that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is scheduled to be argued in May 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

CONTINGENCIES

SECURITIES CLASS ACTIONS AND DERIVATIVE SUITS AGAINST CHARTER. Fourteen putative federal class action lawsuits (the "Federal Class Actions") have been filed against Charter, the Company's manager and indirect parent, and certain of its and our former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of the securities of Charter during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter's operations and prospects.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the "Panel") to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel's transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel's transfer order. Charter has received a consolidated complaint from the lead plaintiff, which includes as defendants several former and present officers of Charter, as well as its and our former outside auditors and a vendor/supplier of digital set-top terminals. The court has not yet permitted the filing of this consolidated complaint. No response from Charter will be due until after the consolidated complaint has been filed.

On September 12, 2002, a shareholders derivative suit (the "State Derivative Action") was filed in Missouri state court against Charter and its current directors, as well as its and our former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the "Federal Derivative Action"), was filed against Charter and its current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter's behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its current directors and officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter at an unfair price. The lawsuits were brought on behalf of Charter's securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. No such proposed transaction by Mr. Allen has been presented.

All of the lawsuits discussed above are each in preliminary stages, and no dispositive motions or other responses to any of the complaints have been filed. Charter has advised the Company that it intends to vigorously defend the lawsuits.

GOVERNMENT INVESTIGATIONS. In August of 2002, Charter became aware of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, refunds that Charter sought from programmers and its reporting of amounts received from digital set-top terminal suppliers for advertising. Charter has been advised by the U.S. Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission (SEC). The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter's prior reports with respect to its determination of the number of customers (including the adequacy of our disconnect policies, the application of those policies and their effect on the customer totals reported by us during 2001 and prior periods), and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is actively cooperating with the SEC Staff.

OUTCOME. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our results of operations and financial condition. Upon completion of the investigations referred to above, and depending on their outcome, we will make such adjustments to our previously reported customer numbers as may be appropriate. Also, previously reported customer numbers will be adjusted to eliminate cable modem only customers from our analog video customer count. We will be eliminating the cable modem only customers from our analog video customer count because we determined that most of these customers were unable to receive our most basic level of analog service because this service was physically secured or blocked, was unavailable in certain areas or the customers were unaware that this service was available to them.

INDEMNIFICATION. Charter is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. Pursuant to the terms of certain employment agreements and in accordance with the Bylaws of Charter, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, Charter's current directors and its current and former officers have been advanced certain costs and expenses incurred in connection with their defense. Certain of the individual defendants also serve or have served as our officers and directors. The limited liability company agreements of the Company and its limited liability company subsidiaries, and the bylaws of its corporate subsidiaries, may require each such entity to indemnify Charter and the individual named defendants in connection with the matters set forth above.

INSURANCE. Charter has directors' and officers' liability insurance coverage that it believes is available for these matters, where applicable and subject to the terms, conditions and limitations of the respective policies.

OTHER. In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in reported market risks have occurred since the filing of our December 31, 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls do provide such reasonable assurances.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading "Contingencies" of
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     Exhibit
      Number      Description of Document
     -------      -----------------------
      3.1         Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment
                  No. 1 to the Registration Statement on Form S-4 (File No.
                  333-75415) filed by CC V Holdings, LLC (formerly known as
                  Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of
                  Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on
                  May 28, 1999.)

      3.1(a)      Amendment to Certificate of Formation of CC V Holdings,
                  LLC(formerly known as Avalon Cable LLC). ( Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings,
                  LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and
                  333-75415-03, respectively) filed on March 30, 2000.)

      3.2         Certificate of Incorporation of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

      3.5         Amended and Restated Limited Liability Company Agreement of CC
                  V Holdings, LLC (formerly known as Avalon Cable LLC).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

      3.6         Amended and Restated By-Laws of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File
                  Nos. 333-75415 and 333-75415-03, respectively) filed on March
                  30, 2000.)

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Executive Officer). *

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Financial Officer). *

* filed herewith

(b) REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned thereunto duly authorized.

                                        CC V HOLDINGS, LLC

Dated: May 15, 2003                     By:  CHARTER COMMUNICATIONS, INC.,
                                            ------------------------------------
                                            Registrants' Manager

                                        By:  /s/ Steven A. Schumm
                                            ------------------------------------
                                            Name: Steven A. Schumm
                                            Title: Executive Vice President and
                                            Chief Administrative Officer and
                                            interim Chief Financial Officer
                                            (Principal Financial Officer) of
                                            Charter Communications, Inc.
                                            (Manager) and CC V Holdings, LLC

                                        By:  /s/ Paul E. Martin
                                            ------------------------------------
                                            Name: Paul E. Martin
                                            Title: Senior Vice President and
                                            Corporate Controller (Principal
                                            Accounting Officer) of Charter
                                            Communications, Inc. (Manager) and
                                            CC V Holdings, LLC


                                        CC V HOLDINGS FINANCE, INC.

Dated: May 15, 2003                     By:  /s/ Steven A. Schumm
                                            ------------------------------------
                                            Name: Steven A. Schumm
                                            Title: Executive Vice President and
                                            Chief Administrative Officer and
                                            interim Chief Financial Officer
                                            (Principal Financial Officer) of
                                            Charter Communications, Inc.
                                            (Manager) and CC V Holdings, LLC

                                        By:  /s/ Paul E. Martin
                                            ------------------------------------
                                            Name: Paul E. Martin
                                            Title: Senior Vice President -
                                            Corporate Controller (Principal
                                            Accounting Officer) of CC V Holdings
                                            Finance, Inc.

                                 CERTIFICATIONS

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/  Carl E. Vogel
------------------------------
Carl E. Vogel
Chief Executive Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CC V Holdings, LLC and CC V Holdings Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/  Steven A. Schumm
------------------------------
Steven A. Schumm
Chief Administrative Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

     Exhibit
      Number      Description of Document
     -------      -----------------------
      3.1         Certificate of Formation of CC V Holdings, LLC (formerly Known as Avalon Cable LLC). (Incorporated by reference to Amendment
                  No. 1 to the Registration Statement on Form S-4 (File No.
                  333-75415) filed by CC V Holdings, LLC (formerly known as
                  Avalon Cable LLC), CC V Holdings Finance, Inc. (formerly known as Avalon Cable Holdings Finance, Inc.), Avalon Cable of
                  Michigan Holdings, Inc. and Avalon Cable of Michigan, Inc. on
                  May 28, 1999.)

      3.1(a)      Amendment to Certificate of Formation of CC V Holdings, LLC
                  (formerly known as Avalon Cable LLC). (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings,
                  LLC and CC V Holdings Finance, Inc. (File Nos. 333-75415 and
                  333-75415-03, respectively) filed on March 30, 2000.)

      3.2         Certificate of Incorporation of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

      3.5         Amended and Restated Limited Liability Company Agreement of CC
                  V Holdings, LLC (formerly known as Avalon Cable LLC).
                  (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-75415) filed by CC V Holdings, LLC (formerly known as Avalon Cable LLC), CC
                  V Holdings Finance, Inc. (formerly known as Avalon Cable
                  Holdings Finance, Inc.), Avalon Cable of Michigan Holdings,
                  Inc. and Avalon Cable of Michigan, Inc. on May 28, 1999.)

      3.6         Amended and Restated By-Laws of CC V Holdings Finance, Inc.
                  (formerly known as Avalon Cable Holdings Finance, Inc.).
                  (Incorporated by reference to the Annual Report on Form 10-K of CC V Holdings, LLC and CC V Holdings Finance, Inc. (File
                  Nos. 333-75415 and 333-75415-03, respectively) filed on March
                  30, 2000.)

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Executive Officer). *

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Financial Officer). *

* filed herewith