Form 10-Q/A
period 2002-09-30
CC V HOLDINGS FINANCE INC; CC V HOLDINGS LLC
filed 2003-06-03
CIK 1082699, 1082692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file numbers:
333-75415
333-75415-03

CC V Holdings, LLC*
CC V Holdings Finance, Inc.*
(Exact name of registrants as specified in their charters)

Delaware Delaware	13-4029965 13-4029969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the reistrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

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

* CC V Holdings, LLC and CC V Holdings Finance, Inc. meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

CC V Holdings, LLC
CC V Holdings Finance, Inc.
Form 10-Q/A
Quarter Ended September 30, 2002
Table of Contents

Explanatory Note

This quarterly report on Form 10-Q/A is being filed to amend Item 4. "Controls and Procedures." Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 4. "Controls and Procedures" as amended. This report continues to speak as of the date of the original filing of the Form 10-Q on November 19, 2002, and the registrants have not updated the disclosures in this report to speak as of a later date (except where necessary to reflect the change in titles of various members of management).

PART I. FINANCIAL INFORMATION.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to November 19, 2002 (i.e., the original filing date of the report amended hereby), management, including our Chief Executive Officer, our then Chief Financial Officer and our then Chief Administrative Officer (and current interim Chief Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer, our then Chief Financial Officer and our then Chief Administrative Officer (and current interim Chief Financial Officer) concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q to be signed on their behalf by the undersigned, thereunto duly authorized.

CC V HOLDINGS, LLC

Dated: June 2, 2003	By: CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Steven A. Schumm
Name: Steven A. Schumm
Title: Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller (Principal Accounting Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

CC V HOLDINGS FINANCE, INC.

Dated: June 2, 2003	By: /s/ Steven A. Schumm
Name: Steven A. Schumm
Title: Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer (Principal Financial Officer) of CC V Holdings Finance, Inc.

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President - Corporate Controller (Principal Accounting Officer) of CC V Holdings Finance, Inc.

CERTIFICATIONS

Certification of Chief Executive Officer

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of CC V Holdings, LLC and CC V Holdings Finance, Inc. ("Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. [Omitted];

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the original filing date of the Quarterly Report on Form 10-Q amended by this report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Carl E. Vogel
Carl E. Vogel
Chief Executive Officer

Certification of Chief Financial Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of CC V Holdings, LLC and CC V Holdings Finance, Inc. ("Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. [Omitted];

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the original filing date of the Quarterly Report on Form 10-Q amended by this report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003

/s/ Steven A. Schumm
Steven A. Schumm
Chief Administrative Officer and
Interim Chief Financial Officer