Form 10-Q
period 2004-03-31
CC V HOLDINGS FINANCE INC; CC V HOLDINGS LLC
filed 2004-05-17
CIK 1082699, 1082692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

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

(314) 965-0555

(Registrants’ telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates as of June 30, 2003 was $0. All of the issued and outstanding shares of capital stock of CC V Holdings Finance, Inc. are held by CC V Holdings, LLC. All of the limited liability company membership interests of CC V Holdings, LLC are held indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act. There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

*Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

CC V HOLDINGS, LLC
CC V HOLDINGS FINANCE, INC.

FORM 10-Q
QUARTER ENDED MARCH 31, 2004

Note: Separate financial statements of CC V Holdings Finance, Inc. have not been presented as this entity had no operations and substantially no assets or equity during the periods reported. Accordingly, management has determined that such financial statements are not material.

This quarterly report on Form 10-Q is for the three months ended March 31, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to CC V Holdings, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our availability of funds to meet interest payment obligations under our and our parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	any adverse consequences arising out of our restatement of our 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, the pending SEC Division of Enforcement investigation, the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;

•	our ability to comply with all covenants in our indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;

•	our and our affiliates’ ability to pay or refinance debt as it becomes due;

•	our ability to obtain programming at reasonable prices or to pass cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,993	$13,915
Accounts receivable, less allowance for doubtful accounts of $1,623 and $2,188, respectively	5,427	10,073
Prepaid expenses and other current assets	1,723	1,767

Total current assets	13,143	25,755

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $428,041 and $388,610, respectively	818,343	842,613
Franchises, net of accumulated amortization of $470,815 and $470,581, respectively	2,123,751	2,124,032

Total investment in cable properties, net	2,942,094	2,966,645

OTHER NONCURRENT ASSETS	6,258	6,603

Total assets	$2,961,495	$2,999,003

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,710	$120,531
Payables to manager of cable systems - related parties	60,699	49,135

Total current liabilities	166,409	169,666

LONG-TERM DEBT	1,136,593	1,157,662
OTHER LONG-TERM LIABILITIES	89,036	84,873
MINORITY INTEREST	696,895	694,243
MEMBER’S EQUITY	872,562	892,559

Total liabilities and member’s equity	$2,961,495	$2,999,003

See accompanying notes to the condensed consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUES	$168,720	$158,948

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	67,893	61,840
Selling, general and administrative	33,936	31,011
Depreciation and amortization	42,281	44,288
Loss on sale of assets, net	448	695
Special charges, net	1,057	(649)

	145,615	137,185

Income from operations	23,105	21,763

OTHER INCOME AND EXPENSE:
Interest expense, net	(18,850)	(24,649)
Loss on derivative instruments and hedging activities, net	(6,177)	(232)
Other, net	(4)	23

	(25,031)	(24,858)

Loss before minority interest and income taxes	(1,926)	(3,095)
MINORITY INTEREST	(2,652)	(3,294)

Loss before income taxes	(4,578)	(6,389)

INCOME TAX EXPENSE	(694)	(427)

Net loss	$(5,272)	$(6,816)

See accompanying notes to the condensed consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,272)	$(6,816)
Adjustments to reconcile net loss to net cash flows from operating activities:
Minority interest	2,652	3,294
Depreciation and amortization	42,281	44,288
Noncash interest expense	402	4,886
Loss on sale of assets, net	448	695
Deferred income taxes	694	427
Loss on derivative instruments and hedging instruments, net	6,177	232
Other, net	1,709	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,647	4,671
Prepaid expenses and other assets	(154)	158
Accounts payable, accrued expenses and other	(17,573)	(25,131)
Receivables from and payables to manager of cable systems – related party	8,566	(8,675)

Net cash flows from operating activities	44,577	18,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,736)	(9,148)
Change in accrued expenses related to capital expenditures	(755)	(12,001)
Proceeds from sale of assets	5	—
Other investing activities	56	—

Net cash flows from investing activities	(16,430)	(21,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	45,000
Repayments of long-term debt	(21,069)	(20,411)
Payment of deferred financing costs	—	(149)
Distributions to managers	(15,000)	(6,000)

Net cash flows from financing activities	(36,069)	18,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,922)	15,320
CASH AND CASH EQUIVALENTS, beginning of period	13,915	50,069

CASH AND CASH EQUIVALENTS, end of period	$5,993	$65,389

CASH PAID FOR INTEREST	$15,325	$17,212

See accompanying notes to the condensed consolidated financial statements.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of CC V Holdings, LLC include the accounts of CC V Holdings, LLC and all of its wholly-owned subsidiaries including CC VIII Operating, LLC (collectively, the “Company”). The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”), which is an indirect wholly-owned subsidiary of Charter Communications Holdings, LLC (“Charter Holdings”). Charter Holdings is a wholly-owned subsidiary of Charter Communications Holding Company, LLC (“Charter Holdco”), which is a subsidiary of Charter Communications, Inc. (“Charter”). All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2004, the Company owns and operates cable systems serving approximately 929,700 customers. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as video on demand. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company operates primarily in the states of Michigan, Minnesota and Wisconsin and in the New England area.

Charter Holdco and Charter, the Company’s managers and indirect parents, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing services, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs, depreciation and amortization costs, impairments of property, plant and equipment and franchises, income taxes and contingencies. Actual results could differ from those estimates.

Reclassifications. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2.	Liquidity and Capital Resources

The Company recognized income from operations of $23 million and $22 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s net cash flows from operating activities were $45 million and $18 million for the three months ended March 31, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities, borrowings under the credit facilities of the Company’s subsidiary, equity contributions from Charter Holdings, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the three months ended March 31, 2004, approximately 85% of our funding requirements were satisfied from cash flows from operating activities and 15% was from cash on hand.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

The Company expects that cash on hand and cash flows from operating activities will be adequate to meet its 2004 cash needs. As of March 31, 2004, the Company held $6 million in cash and cash equivalents.

In April 2004, Charter Operating sold senior second lien notes and amended and restated its own credit facilities and used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the notes, to refinance the credit facilities of its subsidiaries, including the CC VIII Operating credit facilities. The effect of the transaction, among other things, was to substitute Charter Operating as the lender in place of the banks under the CC VIII Operating credit facilities.

In addition, in connection with the amendment and restatement of the Charter Operating credit facilities, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio then remains below that level.

3.	Franchises

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represented geographic clusters of the Company’s cable systems, which management believes represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts.

The following table presents the Company’s indefinite-lived and finite-lived intangible assets as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Franchises with indefinite lives	$2,585,640	$470,396	$2,115,244	$2,568,685	$462,879	$2,105,806
Franchises with finite lives	$8,926	$419	$8,507	$25,928	$7,702	$18,226

Approximately $10 million of franchises that were previously classified as finite-lived were reclassified to indefinite-lived, based on the Company’s ability in 2003 to renew these franchise assets. Franchise amortization expense for the three months ended March 31, 2004 and 2003 was $0.2 million and $0.6 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise renewals are amortized on a straight-line basis over 10 years. The Company expects amortization expense on franchise assets will decrease to approximately $1 million annually. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Accounts payable - trade	$8,818	$14,164
Accrued capital expenditures	6,582	7,337
Accrued interest	16,920	13,807
Programming costs	39,218	42,220
Franchise related fees	4,532	8,005
State sales tax	8,041	8,456
Other accrued expenses	21,599	26,542

	$105,710	$120,531

5.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
CC VIII Operating credit facilities	$1,023,312	$1,044,381
CC V Holdings senior discount notes	113,281	113,281

	$1,136,593	$1,157,662

As described in note 2 above, Charter Operating engaged in a financing transaction in April 2004, which resulted, among other things, in Charter Operating being substituted as the lender in place of the banks under the CC VIII Operating credit facilities.

6.	Comprehensive Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2004 and 2003 was $5.3 million and $7.3 million, respectively.

7.	Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate risk management derivative instruments, such as interest rate swap agreements and interest rate collar agreements (collectively referred to herein as interest rate agreements) to manage its interest costs. The Company’s policy is to manage interest costs using a mix of fixed and variable rate debt. Using interest rate swap agreements, the Company has agreed to exchange, at specified intervals through 2007, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate collar agreements are used to limit the Company’s exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

hedged items in the condensed consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2004 and 2003, other expense includes a loss of $1.5 million and $25, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2004 and 2003, a loss of $47 and $454, respectively, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive loss and minority interest. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value with the impact recorded as a gain or loss on interest rate agreements. For the three months ended March 31, 2004 and 2003, the Company recorded other expense of $4.7 million and $207, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2004 and December 31, 2003, the Company had outstanding $700 million in notional amounts of interest rate swaps. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

8.	Special Charges

In the fourth quarter of 2002, the Company recorded a special charge of $3 million associated with the Company’s workforce reduction program and the consolidation of its operations from three divisions and ten regions into five operating divisions, elimination of redundant practices and streamlining its management structure. During the year ended December 31, 2003, additional severance related costs were incurred of $0.3 million and recorded as a special charge. In the first quarter of 2004, additional employees were identified for termination, and severance costs of $0.1 million were recorded in special charges. Severance payments are made over a period of up to two years with approximately $0.3 million paid during the three months ended March 31, 2004 and $3 million paid during the year ended December 31, 2003. As of March 31, 2004 and December 31, 2003, a liability of approximately $0.1 million and $0.3 million, respectively, is recorded on the accompanying condensed consolidated balance sheet related to the realignment activities. For the three months ended March 31, 2004, special charges also include approximately $0.9 million, which represents the Company’s portion of litigation costs related to Charter’s tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval (see note 10).

During the three months ended March 31, 2003, severance costs included $0.3 million settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001.

9.	Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the Company’s indirect subsidiaries are corporations and are subject to income tax.

As of March 31, 2004 and December 31, 2003, the Company had net deferred income tax liabilities of approximately $20 million. These relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

During the three months ended March 31, 2004 and 2003, the Company recorded $694 and $427 of income tax expense, respectively. The income tax expense recognized relates to increases in the deferred tax liabilities and current state income tax expenses of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 1999 and 2000. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensded consolidated financial position or results of operations.

10.	Contingencies

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. Charter has informed the Company that no such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised the Company that it intends to vigorously defend the lawsuits.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is fully cooperating with the SEC staff.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court,

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in a mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, the Company has recorded a special charge of $0.9 million in its condensed consolidated statement of operations for the three months ended March 31, 2004 related to its portion of the litigation costs (see note 8).

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

11.	Minority Interest - Related Party

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, LLC (“CC VIII”), CC V Holdings, LLC’s indirect limited liability company subsidiary, issued, after adjustments, 24,279,943 Class A preferred membership units (collectively, the “CC VIII interest”) with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the “Comcast sellers”). While held by the Comcast sellers, the CC VIII interest was entitled to a 2% priority return on its initial capital account and such priority return was entitled to preferential distributions from available cash and upon liquidation of CC VIII. While held by the Comcast sellers, the CC VIII interest generally did not share in the profits and losses of CC VIII. Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the “Comcast put right”). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. Consequently, subject to the matters referenced in the next paragraph, Mr. Allen generally thereafter will be allocated his pro rata share (based on number of membership interests outstanding) of profits or losses of CC VIII, which is recorded in the accompanying condensed consolidated financial statements as minority interest. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to the 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC’s capital account and Mr. Allen’s capital account (which will equal the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen’s pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003). The limited liability company agreement of CC VIII does not provide for a mandatory redemption of the CC VIII interest.

An issue has arisen as to whether the documentation for the Bresnan transaction was correct and complete with regard to the ultimate ownership of the CC VIII interest following consummation of the Comcast put right. Specifically, under the terms of the Bresnan transaction documents that were entered into in June 1999, the Comcast sellers originally would have received, after adjustments, 24,273,943 Charter Holdco membership units, but due to an FCC regulatory issue raised by the Comcast sellers shortly before closing, the Bresnan transaction was modified to provide that the Comcast sellers instead would receive the preferred equity interests in CC VIII represented by the CC VIII interest. As part of the last-minute changes to the Bresnan transaction documents, a draft amended version of the Charter Holdco limited liability company agreement was prepared, and contract provisions were drafted for that agreement that would have required an automatic exchange of the CC VIII interest for 24,273,943 Charter

CC V HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

Holdco membership units if the Comcast sellers exercised the Comcast put right and sold the CC VIII interest to Mr. Allen or his affiliates. However, the provisions that would have required this automatic exchange did not appear in the final version of the Charter Holdco limited liability company agreement that was delivered and executed at the closing of the Bresnan transaction. The law firm that prepared the documents for the Bresnan transaction brought this matter to the attention of Charter and representatives of Mr. Allen in 2002.

Thereafter, the board of directors of Charter formed a Special Committee (currently comprised of Messrs. Tory, Wangberg and Merritt) to investigate the matter and take any other appropriate action on behalf of Charter with respect to this matter. After conducting an investigation of the relevant facts and circumstances, the Special Committee determined that a “scrivener’s error” had occurred in February 2000 in connection with the preparation of the last-minute revisions to the Bresnan transaction documents and that, as a result, Charter should seek the reformation of the Charter Holdco limited liability company agreement, or alternative relief, in order to restore and ensure the obligation that the CC VIII interest be automatically exchanged for Charter Holdco units. The Special Committee further determined that, as part of such contract reformation or alternative relief, Mr. Allen should be required to contribute the CC VIII interest to Charter Holdco in exchange for 24,273,943 Charter Holdco membership units. The Special Committee also recommended to the board of directors of Charter that, to the extent the contract reformation is achieved, the board of directors should consider whether the CC VIII interest should ultimately be held by Charter Holdco or Charter Holdings or another entity owned directly or indirectly by them.

Mr. Allen disagrees with the Special Committee’s determinations described above and has so notified the Special Committee. Mr. Allen contends that the transaction is accurately reflected in the transaction documentation and contemporaneous and subsequent company public disclosures.

The parties engaged in a process of non-binding mediation to seek to resolve this matter, without success. The Special Committee is evaluating what further actions or processes it may undertake to resolve this dispute. To accommodate further deliberation, each party has agreed to refrain from initiating legal proceedings over this matter until it has given at least ten days’ prior notice to the other. In addition, the Special Committee and Mr. Allen have determined to utilize the Delaware Court of Chancery’s program for mediation of complex business disputes in an effort to resolve the CC VIII interest dispute. If the Special Committee and Mr. Allen are unable to reach a resolution through that mediation process or to agree on an alternative dispute resolution process, the Special Committee intends to seek resolution of this dispute through judicial proceedings in an action that would be commenced, after appropriate notice, in the Delaware Court of Chancery against Mr. Allen and his affiliates seeking contract reformation, declaratory relief as to the respective rights of the parties regarding this dispute and alternative forms of legal and equitable relief. The ultimate resolution and financial impact of the dispute are not determinable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the Annual Reports on Form 10-K of CC V Holdings, LLC (“CC V Holdings”) and subsidiaries and Charter Communications Holdings, LLC (“Charter Holdings”) for the year ended December 31, 2003

“We”, “us” and “our” refer to CC V Holdings and subsidiaries. Our “parent companies” refers collectively to CCO NR Holdings, Charter Communications Operating, LLC (“Charter Operating”), CCO Holdings, LLC (“CCO Holdings”), CCH II, LLC (“CCH II”), CCH I, LLC (“CCH I”), Charter Holdings, Charter Communications Holding Company, LLC (“Charter Holdco”) and Charter Communications, Inc. (“Charter”).

INTRODUCTION

During 2003, we and our managers, Charter and Charter Holdco, undertook a number of transition activities including reorganizing our workforce, adjusting our cable video pricing and packages, completing call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer retention and acquisition, primarily during the first half of 2003. During the second half of 2003 and the first quarter of 2004, we increased our marketing efforts and implemented promotional campaigns to slow the loss of analog video customers and to accelerate advanced service penetration, particularly in high-speed data.

We are required to pay interest in cash on our public notes each June and December. In addition, our outstanding public notes will mature in 2008. We expect that we will rely on loans and capital contributions from our parent companies to repay our public notes at maturity. However, there can be no assurance that our parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and the means by which we develop estimates therefor see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2003 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
Revenues	$168,720	100%	$158,948	100%

Costs and expenses:
Operating (excluding depreciation and amortization )	67,893	40%	61,840	39%
Selling, general and administrative	33,936	20%	31,011	19%
Depreciation and amortization	42,281	25%	44,288	28%
Loss on sale of assets, net	448	—	695	—
Special charges, net	1,057	1%	(649)	—

	145,615	86%	137,185	86%

Operating income	23,105	14%	21,763	14%

Interest expense, net	(18,850)		(24,649)
Loss on derivative instruments and hedging activities, net	(6,177)		(232)
Other, net	(4)		23

	(25,031)		(24,858)

Loss before minority interest and income taxes	(1,926)		(3,095)
Minority interest	(2,652)		(3,294)

Loss before income taxes	(4,578)		(6,389)

Income tax expense	(694)		(427)

Net loss	$(5,272)		$(6,816)

Revenues. Revenues increased by $9.8 million, or 6%, to $168.7 million for the three months ended March 31, 2004 from $158.9 million for the three months ended March 31, 2003. This increase is principally the result of an increase in the number of high-speed data customers, as well as price increases for video and high-speed data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as telephony using voice-over-Internet protocol, video on demand (“VOD”), high definition television and digital video recorders, that we provide to our existing customer base and commercial customers.

Revenues by service offering were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$112,912	67%	$111,885	70%	$1,027	1%
High-speed data	27,358	16%	20,670	13%	6,688	32%
Advertising sales	7,781	5%	7,054	5%	727	10%
Commercial	11,047	6%	9,307	6%	1,740	19%
Other	9,622	6%	10,032	6%	(410)	(4)%

	$168,720	100%	$158,948	100%	$9,772	6%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $1.0 million, or 1%, to $112.9 million for the three months ended March 31, 2004 as compared to $111.9 million for the three months ended March 31, 2003. The increase was primarily a result of price increases and an increase in digital video customers, offset somewhat by a decrease in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $6.7 million, or 32%, from $20.7 million for the three months ended March 31, 2003 to $27.4 million for the three months ended March 31, 2004. The increase was primarily the result of the addition of high-speed data customers within our existing service areas.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.7 million, or 10%, from $7.1 million for the three months ended March 31, 2003 to $7.8 million for the three months ended March 31, 2004 primarily as a result of an increase in local advertising sales revenues offset partially by a decrease in advertising revenue from vendors. For the three months ended March 31, 2004 and 2003, we received $39 and $431, respectively, in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $1.7 million, or 19%, from $9.3 million for the three months ended March 31, 2003 to $11.0 million for the three months ended March 31, 2004 primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues decreased $0.4 million, or 4%, from $10.0 million for the three months ended March 31, 2003 to $9.6 million for the three months ended March 31, 2004. The decrease was primarily the result of a decrease in installation revenue.

Operating Expenses. Operating expenses increased $6.1 million, or 10%, to $67.9 million for the three months ended March 31, 2004 from $61.8 million for the three months ended March 31, 2003. Programming costs included in the accompanying condensed consolidated statements of operations were $45.2 million and $41.4 million, representing 31% and 30%, of total operating costs and expenses for the three months ended March 31, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$45,207	27%	$41,442	26%	$3,765	9%
Advertising sales	3,276	2%	2,993	2%	283	9%
Service costs	19,410	11%	17,405	11%	2,005	12%

	$67,893	40%	$61,840	39%	$6,053	10%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $3.8 million, or 9%, for the three months ended March 31, 2004 over the three months ended March 31, 2003, was the result of price increases, particularly in sports programming, an increased number of channels carried on our systems, and an increase in digital video customers, partially offset by a decrease in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $1.6 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining video product margins to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased incremental high-speed data revenues, advertising revenues and commercial services revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries and benefits and commissions. Advertising sales expenses increased $0.3 million primarily as a result of salary and benefit costs and marketing costs. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $2.0 million, or 12%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 9%, from $31.0 million for the three months ended March 31, 2003 to $33.9 million for the three months ended March 31, 2004. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$29,060	17%	$27,874	17%	$1,186	4%
Marketing	4,876	3%	3,137	2%	1,739	55%

	$33,936	20%	$31,011	19%	$2,925	9%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.2 million, or 4%, resulted primarily from increases in salary and benefit costs, internal network costs and billing costs.

Marketing expenses increased by $1.7 million, or 55%, as a result of introducing the “Get Hooked” national branding campaign related to our service offerings.

Depreciation and Amortization. Depreciation and amortization expense decreased by $2.0 million, or 5%, from $44.3 million for the three months ended March 31, 2003 to $42.3 million for the three months ended March 31, 2004. In the first quarter of 2003 depreciation expense included approximately $3.4 million attributable to accelerated depreciation related to the completion of our rebuild and upgrade. A corresponding amount is not included in the first quarter of 2004 because our rebuild and upgrade is substantially complete.

Special Charges, Net. Special charges of $1.0 million for the three months ended March 31, 2004 represents approximately $0.9 million of litigation costs related to our portion of Charter’s tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval and approximately $0.1 million of severance and related costs of our workforce reduction. Special charges of $0.6 million for the three months ended March 31, 2003 represents a $0.3 million reversal in the severance accrual coupled with a $0.3 million credit from a settlement from the Internet service provider Excite@Home related to the conversion of approximately 145,000 high-speed data customers to our Charter Pipeline service in 2001. We expect to continue to record additional special charges in 2004 related to the reorganization of our operations.

Interest Expense, Net. Net interest expense decreased by $5.8 million, or 24%, to $18.9 million for the three months ended March 31, 2004 from $24.6 million for the three months ended March 31, 2003. The decrease was primarily the result of a decrease in our weighted average debt outstanding to $1.2 billion during the three months ended March 31, 2004 from $1.4 billion during the three months ended March 31, 2003 coupled with a decrease in our average borrowing rate from 6.3% during the three months ended March 31, 2003 to 6.1% during the three months ended March 31, 2004.

Loss on Derivative Instruments and Hedging Activities, Net. Net loss on derivative instruments and hedging activities increased $6.0 million from $0.2 million for the three months ended March 31, 2003 to $6.2 million for the three months ended March 31, 2004. The increase is primarily the result of an increase in losses on interest rate agreements, which do not qualify for hedge accounting under SFAS No. 133, which increased from $0.2 million for the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004. This was coupled with an increase in losses on interest rate agreements, as a result of hedge ineffectiveness, on designated hedges which increased from $25 thousand for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004.

Other, Net. Other expense of $4 thousand and other income of $23 thousand for the three months ended March 31, 2004 and 2003, respectively, represents various miscellaneous expenses and income.

Minority Interest. Minority interest represents the 2% accretion of the preferred membership interests in CC VIII, LLC and since June 6, 2003, the pro rata share of the profits of CC VIII allocated to Mr. Allen.

Income Tax Expense. Income tax expense of $0.7 million and $0.4 million was recognized for the three months ended March 31, 2004 and 2003, respectively, which represents increases in the deferred tax liabilities and current state income tax expenses of certain of CC V Holdings indirect corporate subsidiaries.

Net loss. Net loss decreased by $1.5 million from $6.8 million for the three months ended March 31, 2003 to $5.3 million for the three months ended March 31, 2004 as a result of the combination of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to debt facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, borrowings from related parties and cash on hand. The mix of funding sources changes from period to period, but for the three months ended March 31, 2004, approximately 85% of our funding requirements were from cash flows from operating activities and 15% was from cash on hand. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our ability to generate cash flows from operating activities and our parent companies’ abilities to make additional contributions.

In April 2004, our indirect parent, Charter Operating sold notes and amended and restated its own credit facilities, and used the proceeds of those transactions, among other things, to refinance the credit facilities of its subsidiaries, including our credit facilities, all in one concurrent transaction. The transaction resulted, among other things, in Charter Operating being substituted as the lender in place of the banks under the CC VIII Operating credit facility.

As of March 31, 2004 and December 31, 2003, long-term debt totaled approximately $1.1 billion and $1.2 billion, respectively. This debt was comprised of approximately $1.0 billion of debt under the CC VIII Operating credit facilities, and $113 million of high yield debt at March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, the weighted average interest rate on our bank debt was approximately 5.6%, and the weighted average interest rate on our high yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2%. Approximately 71% of our debt effectively bore fixed interest rates, including the effects of our interest rate hedge agreements, as of March 31, 2004 as compared to approximately 70% at December 31, 2003. The fair value of our high-yield debt was $118 million and $119 million at March 31, 2004 and December 31, 2003, respectively. The fair value of bank debt was $1.0 billion at March 31, 2004 and December 31, 2003. The fair value of high-yield debt is based on quoted market prices and the fair value of bank debt is based on dealer quotations.

We expect that we will remain in compliance with the covenants in our indenture. We expect that our cash on hand and cash flows from operating activities should be sufficient to satisfy our liquidity needs through the end of 2004. However, as the principal amounts owing under our debt obligations become due, sustaining our liquidity will become more difficult. Cash interest will accrue on the CC V Holdings notes at the annual rate of 11.875% and will be payable each June and December, commencing June 2004, until the CC V Holdings notes mature in December 2008. In addition, a default under the indenture governing the CC V Holdings notes could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our affiliates other debt obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our affiliates’ ability to access the public debt and equity markets, as well as borrowings under our credit facilities, as a source of capital.

Increased funding requirements from customer demand for digital video, high-speed data or telephony services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our parent companies’ ability to make loans and capital contributions to us. If we are unable to generate or receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or in traditional debt financings by us, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our parent companies through the issuance of debt or equity by our parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although in the past, Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco for the purpose of funding capital contributions to us, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or loan funds to us or to our subsidiaries in the future.

Changes to CC VIII Operating Credit Facility

In April 2004, Charter Operating sold senior second lien notes and amended and restated its own credit facilities and used the additional borrowings under the amended and restated credit facilities, together with proceeds from the sale of the notes, to refinance the credit facilities of its subsidiaries, including the CC VIII Operating credit facility. The effect of the transaction was, among other things, to substitute Charter Operating as the lender in place of the banks under the CC VIII Operating credit facility. In connection with the transaction, all principal payments prior to maturity were eliminated from the CC VIII Operating credit facility, and all amounts then outstanding (approximately $1.0 billion principal amount) will become payable at maturity (extended from June 2007 and February 2008 to October 2011). Outstanding borrowings under the CC VIII Operating credit facility bear interest, at CC VIII Operating’s election, at a base rate or the Eurodollar rate, as defined, plus a margin of 3.0% for Eurodollar loans and 2.0% for base rate loans. CC VIII Operating’s obligations under the credit facility continue to be guaranteed by its immediate parent company, CC VIII Holdings, LLC, and by the subsidiaries of CC VIII Operating other than immaterial subsidiaries, and to be secured by pledges of equity interests and intercompany notes held by CC VIII Operating and the guarantors under the CC VIII Operating credit facility.

The CC VIII Operating credit facility continues to contain typical representations and warranties, affirmative covenants, reporting requirements, and negative covenants, except that the facility no longer contains financial covenants that measure performance against standards set for leverage, debt service coverage, or operating cash flow coverage of cash interest expense. In addition, the facility now provides that an event of default under the amended and restated Charter Operating credit facilities is a default under the CC VIII Operating credit facility.

Requirement that CC V Holdings Notes be Redeemed Under Certain Circumstances

In addition, in connection with the amendment and restatement of the Charter Operating credit facilities, a requirement was imposed that the CC V Holdings, LLC senior discount notes be redeemed within 45 days after Charter Holdings’ leverage ratio (determined under the indentures governing the senior notes and senior discount notes issued by Charter Holdings) is determined to be below 8.75 to 1.0, provided the ratio then remains below that level.

Historical Operating, Financing and Investing Activities

We held $6 million in cash and cash equivalents as of March 31, 2004 compared to $14 million as of December 31, 2003.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $45 million and $18 million, respectively. Net cash flows from operating activities provided $27 million more cash during the three months ended March 31, 2004 compared to the corresponding period in 2003, primarily as a result of changes in operating assets and liabilities that used $24 million less cash during the three months ended March 31, 2004 compared to the corresponding period in 2003.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $16 million and $21 million, respectively. Investing activities used $5 million less cash during the three months ended March 31, 2004 compared to the corresponding period in 2003, primarily as a result of an increase of approximately $11 million in our liabilities related to capital expenditures, partially offset by an increase in purchases of property, plant and equipment of approximately $7 million.

Financing Activities. Net cash used by financing activities for the three months ended March 31, 2004 was $36 million and net cash provided by financing activities for the three months ended March 31, 2003 was $18 million. Financing activities used more cash during the three months ended March 31, 2004 compared to the corresponding period in 2003, primarily as a result of a decrease in borrowings of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $16 million and $9 million for the three months ended March 31, 2004 and 2003, respectively. The majority of the capital expenditures for the three months ended March 31, 2004 and 2003 related to our customer premise equipment.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the three months ended March 31, 2004 and 2003, our liabilities related to capital expenditures decreased by $0.8 million and $12 million, respectively.

During 2004, we expect to spend a total of $85 million to $95 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild costs to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 primarily from cash on hand and cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The indenture governing our publicly held notes contain a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes that could result in acceleration of our publicly held notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our publicly held notes. For more information, see the section above entitled “Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash. We have historically funded liquidity and capital requirements through cash flows from operating activities, borrowings under the credit facilities of our subsidiary and capital contributions from our indirect parent companies.

As the principal amounts of our public notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or to fund our other liquidity and capital needs.

Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our subsidiaries in the future.

If we or our parent companies are unable to raise needed capital on a timely basis, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “Liquidity and Capital Resources.”

Parent Level Liquidity Concerns. Our indirect parent companies have a substantial amount of debt. Any financial or liquidity problems of our indirect parent companies would likely cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event would likely adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri, and several class action lawsuits were filed in Delaware state court against Charter and certain of its directors and officers. Finally, two shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These actions were consolidated during the fourth quarter of 2002. Additionally, on March 12, 2004, an action substantively identical to the Missouri State Court derivative suits was filed in the Missouri State Court. This case has not yet be consolidated with the other Missouri state court derivative suits, but Charter expects that it will be in the future. The federal shareholders derivative suit, the Delaware class actions, the consolidated derivative suit and the new Mission State Court derivative action each allege that the defendants breached their fiduciary duties.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC subsequently issued a formal order of investigation dated January 23, 2003, and subsequent related document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC staff.

Due to the inherent uncertainties of litigation and investigations, Charter cannot predict the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigations described above could have a material adverse effect on our financial condition and results of operations or our liquidity.

In addition, the restatement of our 2000, 2001 and 2002 financial statements may lead to additional allegations in the pending securities class and shareholders derivative actions against Charter, or to additional claims being filed or to investigations being expanded or commenced. These proceedings, and Charter’s actions in response to these proceedings, could result in substantial costs, substantial potential liabilities and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on our business.

Mergers, joint ventures and alliances among franchise, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Variable Interest Rates. At March 31, 2004, excluding the effects of hedging, approximately 90% of our debt bears interest at variable rates that are linked to short-term interest rates. In addition, a significant portion of our existing debt, assumed debt or debt we might arrange in the future will bear interest at variable rates. If interest rates rise, our costs relative to those obligations will also rise. As of March 31, 2004 and December 31, 2003, the weighted average interest rate on the bank debt was approximately 5.6%, and the weighted average interest rate on the high-yield debt was approximately 11.9%, resulting in a blended weighted average interest rate of 6.2%. Approximately 71% of our debt was effectively fixed, including the effects of our interest rate hedge agreements, as of March 31, 2004 as compared to approximately 70% at December 31, 2003.

Streamlining of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on our ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to properly manage our operations will be impacted by our ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

Public Notes Price Volatility. The market price of our publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of our securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of Charter’s (or our) debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our public notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of our securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Long-Term Indebtedness - Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an á la carte basis.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering this channel usage possibility, although it previously issued a tentative decision against such dual carriage. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision will likely be appealed, but it may possibly lead to cable operators having to contribute to the federal government’s universal service fund, to open access requirements, and to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class

Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. Charter has informed us that no such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised us that it intends to vigorously defend the lawsuits.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised us that it is fully cooperating with the SEC Staff.

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of Charter’s current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense. These amounts have been submitted to Charter’s director and officer insurance carrier for reimbursement. The carrier has raised various objections to portions of these amounts, and Charter is in negotiations with the carrier regarding their reimbursement.

Insurance. Charter has liability insurance coverage that we believe is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (“South Carolina Class Action”), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in a mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, we have recorded a special charge of $0.9 million in our condensed consolidated statement of operations for the three months ended March 31, 2004 related to our portion of the litigation costs.

Outcome. Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on our financial condition or results of operations.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our financial condition, results of operations or our liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in reported market risks have occurred since the filing of our December 31, 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls do provide such reasonable assurances.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to those matters disclosed under the heading “Contingencies” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

The index to the exhibits begins on page 30 of this quarterly report.

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned thereunto duly authorized.

CC V HOLDINGS, LLC
Dated: May 17, 2004	By:	CHARTER COMMUNICATIONS, INC.,
Registrants’ Manager

By:	/s/ Michael P. Huseby
	Name:	Michael P. Huseby
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

By:	/s/ Paul E. Martin
	Name:	Paul E. Martin
	Title:	Senior Vice President and Corporate Controller (Principal Accounting Officer) of Charter Communications, Inc. (Manager) and CC V Holdings, LLC

CC V HOLDINGS FINANCE, INC.
Dated: May 17, 2004	By:	/s/ Michael P. Huseby
		Name:	Michael P. Huseby
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Charter Communications, Inc. (Manager) and CC V Holdings Finance, Inc.

By:	/s/ Paul E. Martin
	Name:	Paul E. Martin
	Title:	Senior Vice President – Corporate Controller (Principal Accounting Officer) of Charter Communications, Inc. (Manager) and CC V Holdings Finance, Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Charter Communications Holdings, LLC quarterly report on Form 10-Q filed on May 17, 2004 (File No. 333-77499)).

10.2	Amended and Restated Credit Agreement among Charter Communications Operating, LLC, CCO Holdings, LLC and certain lenders and agents named therein dated April 27, 2004 (Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.3	Fourth Amended and Restated Credit Agreement, dated as of February 2, 1999, as amended and restated as of April 27, 2004, among CC VIII Holdings, LLC, CC VIII Operating, LLC, and Charter Communications Operating, LLC, as sole lender and as administrative agent.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement